Form 10QSB
period 2006-03-31
Ascend Acquisition Corp.
filed 2006-06-16
CIK 1350773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

                               (MARK ONE)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number: 000-51840

ASCEND ACQUISITION CORP.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	20-3881465
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

435 Devon Park Drive, Bldg. 400, Wayne, PA 19087
(Address of principal executive offices)

(610) 293-2512
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 8,566,667 common shares as of June 15, 2006

Transitional Small Business Disclosure Format. Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
ASCEND ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED BALANCE SHEETS

	(Unaudited) March 31, 2006	December 31, 2005

ASSETS
Current asset - Cash	$9,341	$80,061
Deferred offering costs associated with initial public offering	99,542	25,000
Total assets	$108,883	$105,061

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$-	$1,192
Due to stockholder	5,000	-
Note payable, stockholder	80,000	80,000
Total liabilities	85,000	81,192

Commitments

Stockholders’ Equity:
Preferred stock, $.0001 par value, authorized 1,000,000 shares; none issued	-	-
Common stock, $.0001 par value, authorized 30,000,000 shares; issued and outstanding 1,500,000 shares	150	150
Additional paid-in capital	24,850	24,850
Deficit accumulated during development stage	(1,117)	(1,131)
Total stockholders’ equity	23,883	23,869

Total liabilities and stockholders’ equity	$108,883	$105,061

See notes to condensed financial statements.

ASCEND ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Quarter Ended March 31, 2006	December 5, 2005 (Inception) to March 31, 2006

Formation costs and other expenses	$154	$1,346

Operating loss	(154)	(1,346)

Other income:
Interest income	168	229

Net income (loss)	$14	$(1,117)

Weighted average shares of common
stock outstanding	1,500,000	1,500,000

Earnings (loss) per common share	$.00	$(.00)

See notes to condensed financial statements.

ASCEND ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Quarter Ended March 31, 2006	December 5, 2005 (Inception) to March 31, 2006
Cash flows from operating activities:
Net income (loss)	$14	$(1,117)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in operating assets and liabilities:
Decrease in accrued expenses	(1,192)	-
Net cash used in operating activities	(1,178)	(1,117)

Cash flows from financing activities:
Proceeds from sale of shares of common stock to founding stockholders	-	25,000
Proceeds from note payable to stockholder	-	80,000
Increase in amount due to stockholder	5,000	5,000
Payment of deferred costs associated with initial public offering	(74,542)	(99,542)
Net cash (used in) provided by financing activities	(69,542)	10,458

Net (decrease) increase in cash and cash equivalents	(70,720)	9,341
Cash at beginning of period	80,061	-
Cash at end of period	$9,341	$9,341

See notes to condensed financial statements.

ASCEND ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Basis of Presentation

The condensed financial statements at March 31, 2006 and for the three-month period ended March 31, 2006 and for the period from December 5, 2005 (inception) to March 31, 2006 are unaudited and include the accounts of Ascend Acquisition Corp. (a corporation in the development stage) (“the Company”). The condensed balance sheet at December 31, 2005 has been derived from the audited financial statements included in the Company’s Registration Statement on Form S-1.

In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of the Company as of March 31, 2006 and the results of its operations and its cash flows for the three months ended March 31, 2006. At March 31, 2006, the Company had not yet commenced any operations. All activity from December 5, 2005 (inception) through March 31, 2006 relates to the Company’s formation and the public offering described below.

The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.

2. Organization and Business Operations

The Company was incorporated in Delaware on December 5, 2005 as a blank check company whose objective is to acquire an operating business.

The registration statement for the Company’s initial public offering (“the Offering”) was declared effective May 11, 2006. The Company consummated the Offering, including the over-allotment option, on May 17, 2006 and May 22, 2006, respectively, and received total net proceeds of approximately $37,204,000 (Note 3). The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with an operating business (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. An amount of $38,510,202, which includes $1,000,002 relating to the sale of insider units and $952,200 deferred payment due to the underwriter (Note 3), is being held in an interest-bearing trust account (“Trust Account”) until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Account, funds will be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 with a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the shares sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (“Initial Stockholders”), have agreed to vote their 1,500,000 founding shares of common stock in accordance with the vote of the majority in interest of all other

ASCEND ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS - (Continued)

2. Organization and Business Operations (continued)

stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

With respect to a Business Combination that is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his shares to cash. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders.

The Company’s Amended and Restated Certificate of Incorporation provides for mandatory liquidation of the Company in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering (November 17, 2007), or 24 months from the consummation of the Offering (May 17, 2008) if certain extension criteria have been satisfied. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering due to costs related to the Offering, general and administrative expenses incurred prior to the liquidation event and since no value would be attributed to the Warrants contained in the Units sold (Note 3).

3. Initial Public Offering

On May 17, 2006, the Company sold 6,000,000 units (“Units”) in the Offering and on May 22, 2006, the Company sold an additional 900,000 Units related to the underwriter’s over-allotment option. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and two Redeemable Common Stock Purchase Warrants (“Warrants”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing on the later of the completion of a Business Combination with a target business or May 11, 2007 and expiring May 10, 2010. The Warrants will be redeemable, at the Company’s option, with the prior consent of EarlyBirdCapital, Inc., the underwriter in the Offering (“Underwriter”), at a price of $.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. The Company agreed to pay the Underwriter in the Offering an underwriting discount of 8% of the gross proceeds of the Offering and a non-accountable expense allowance of 1% of the gross proceeds of the Offering. However, the Underwriter agreed that 2.3% of the underwriting discount ($952,200) will not be payable unless and until the Company completes a Business Combination and has waived its right to receive such payment upon the Company's liquidation if it is unable to complete a Business Combination.

In connection with this Offering, the Company also issued an option (“Option”), for $100, to the Underwriter to purchase 300,000 Units at an exercise price of $7.50 per Unit. The Units issuable upon exercise of the Option are identical to the Units sold in the Offering. The Company has accounted for the fair value of the Option, inclusive of the receipt of the $100 cash payment, as an expense of the Offering resulting in a charge directly to

ASCEND ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS - (Continued)

3. Initial Public Offering (continued)

stockholders’ equity. The Company estimated that, as of the date of issuance, the fair value of the Option was approximately $711,000 ($2.37 per Unit) using a Black-Scholes option-pricing model. The fair value of the Option granted to the Underwriter was estimated using the following assumptions: (1) expected volatility of 46.56%, (2) risk-free interest rate of 4.31% and (3) expected life of 5 years. The Option may be exercised for cash or on a "cashless" basis, at the holder's option, such that the holder may use the appreciated value of the Option (the difference between the exercise prices of the Option and the underlying Warrants and the market price of the Units and underlying securities) to exercise the option without the payment of any cash.

4. Deferred Offering Costs

Deferred offering costs consist principally of legal, accounting and underwriting fees incurred through the balance sheet date that are directly related to the Offering and that were charged to stockholders’ equity upon the closing of the Offering on May 17, 2006.

5. Note Payable, Stockholder and Due to Stockholder

The Company issued an $80,000 unsecured promissory note to an Initial Stockholder, who is also an officer, on December 20, 2005. The note was non interest-bearing and was due following the consummation of the Offering from the net proceeds of such Offering. The note was repaid on May 24, 2006.

Such Initial Stockholder also advanced $5,000 on behalf of the Company in March 2006. This amount was payable upon consummation of the Offering from the net proceeds of such offering. This amount was also repaid on May 24, 2006.

6. Commitments

The Company presently occupies office space provided by an affiliate of the Company’s special advisor. Such affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services commencing May 11, 2006.

Pursuant to letter agreements with the Company and the Underwriter, the Initial Stockholders have waived their right to receive distributions with respect to their founding shares upon the Company's liquidation.

One of the Initial Stockholders committed to purchase 166,667 Units at $6.00 per unit (for an aggregate purchase price of $1,000,002) privately from the Company. These purchases took place simultaneously with the consummation of the Offering. All of the proceeds received from this purchase have been placed in the Trust Account. The Units purchased by such individual are identical to the Units offered in the Offering except that if the Company calls the Warrants for redemption, the Warrants underlying these Units may be exercisable on a "cashless basis" so long as such Warrants are held by such Initial Stockholder or his affiliates. Additionally, such individual has waived his right to receive distributions upon the Company’s liquidation prior to a Business Combination with respect to the securities underlying these Units. This individual has further agreed that the Units and underlying securities will not be sold or transferred by him until after the Company has completed a

ASCEND ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS - (Continued)

6. Commitments (continued)

Business Combination and has agreed to vote the shares of common stock underlying these Units in accordance with the vote of the majority in interest of the Public Stockholders with respect to any Business Combination.

One of the Initial Stockholders has also committed to place a limit order pursuant to which he will purchase up to $250,000 of Warrants in the public marketplace at prices not to exceed $0.60 per Warrant during the three month period beginning on the later of (i) 60 days after the date the distribution of the Units has been completed and (ii) the commencement of separate trading of the Warrants. The Initial Stockholder has further agreed that any Warrants purchased by him pursuant to this agreement will not be sold or transferred until after the Company has completed a Business Combination. In the event the Company calls the Warrants for redemption, any Warrants purchased pursuant to this agreement will be exercisable by the Initial Stockholder on a cashless basis.

The Initial Stockholders will be entitled to registration rights with respect to their founding shares pursuant to an agreement signed on May 11, 2006. The holders of the majority of these shares are entitled to make up to two demands that the Company register these shares at any time commencing February 11, 2009. In addition, the Initial Stockholders have certain "piggy-back" registration rights on registration statements filed subsequent to May 11, 2009.

The Company has also agreed to pay the fees and issue the securities to the Underwriter in the Offering as described above in Note 3.

7. Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

The agreement with the underwriters prohibits the Company, prior to a Business Combination, from issuing preferred stock which participates in the proceeds of the Trust Account or which votes as a class with the Common Stock on a Business Combination.

8. Common Stock

The Company’s initial stockholders purchased 875,000 common shares for $25,000 on December 5, 2005. On April 19, 2006, the Company's Board of Directors authorized a stock dividend of 0.714285 shares of common stock for each share of common stock outstanding, bringing the initial outstanding shares to 1,500,000. On April 20, 2006, the Company's Certificate of Incorporation was amended to increase the authorized shares of common stock from 15,000,000 to 30,000,000 shares of common stock. All references in the accompanying financial statements to the number of shares of stock have been retroactively restated to reflect these transactions.

Item 2. Plan of Operation.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

We were formed on December 5, 2005 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with a currently unidentified operating business. We intend to utilize the proceeds of our initial public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination. All activity from December 5, 2005 through May 11, 2006 related to our formation and initial public offering described below. Since that date, we have been searching for a target business to acquire.

Net income of $14 reported for the quarter ended March 31, 2006 consists of $154 of expenses, net of interest earned on the money market account of $168.

Net loss of $1,117 reported for the period from December 5, 2005 (inception) to March 31, 2006 consists of $1,346 of expenses, including formation costs, net of interest earned on the money market account of $229.

We consummated our Offering on May 17, 2006 and the over-allotment option on May 22, 2006. $38,510,202, which includes $36,558,000 of the net proceeds of the Offering, $1,000,002 related to the sale of insider units and $952,200 deferred payment due to the underwriter, is held in trust and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We intend to use substantially all of the net proceeds of the Offering, including the funds held in the trust account (excluding the deferred portion of the underwriters discounts and commission), to acquire a target business. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the remaining proceeds held in the trust account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business.

We believe that we have sufficient available funds outside of the trust account to operate for at least 24 months from the date of the Offering (May 17, 2008), assuming that a business combination is not consummated during that time. Over this time period, we will be using these funds for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plant or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination. We anticipate that we will incur approximately $180,000 for the administrative fee payable to 400 Building LLC ($7,500 per month for two years), $120,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiating of a business combination, $80,000 of expenses in legal and accounting fees relating to our SEC reporting obligations, $75,000 of expenses for the due diligence and investigation of a target business, and $215,000 for general working capital that will be used for miscellaneous expenses and reserves, including approximately $80,000 for director and officer liability insurance premiums. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if it is required to consummate a business combination that is presented to us. We would only consummate such a fundraising simultaneously with the consummation of a business combination.

We are obligated, commencing May 11, 2006, to pay to 400 Building LLC, an affiliate of Arthur Spector, our special advisor, a monthly fee of $7,500 for general and administrative services.

On December 20, 2005, Don K. Rice advanced an aggregate of $80,000 to us for payment of offering expenses on our behalf. The loan was payable without interest on the earlier of December 20, 2006 or the consummation of the Offering. This loan was repaid on May 24, 2006 out of proceeds of the Offering.

Don K. Rice had also committed to purchase 166,667 units at $6.00 per unit (for an aggregate purchase price of $1,000,002) from us. This purchase took place on a private placement basis simultaneously with the consummation of the Offering on May 17, 2006.

In connection with our initial public offering, we issued to the underwriter, for $100, an option to purchase up to a total of 300,000 units. We estimated that the fair value of this option was approximately $711,000 ($2.37 per Unit) using a Black-Scholes option-pricing model. The fair value of the option granted to the underwriter was estimated as of the date of grant using the following assumptions: (1) expected volatility of 46.56%, (2) risk-free interest rate of 4.31% and (3) expected life of 5 years.

Item 3. Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (principal executive, financial and accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006. Based upon his evaluation, he concluded that our disclosure controls and procedures were effective.

Our internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles (United States). Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles (United States), and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 17, 2006, we consummated the Offering of 6,000,000 Units, with each Unit consisting of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. On May 22, 2006, we closed on an additional 900,000 Units that were subject to the underwriters’ over-allotment option. The Units were sold at an offering price of $6.00 per unit, generating total gross proceeds of $41,400,000. EarlyBirdCapital, Inc. acted as lead underwriter. The securities sold in the Offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-131529). The Securities and Exchange Commission declared the registration statement effective on May 11, 2006.

We paid a total of $3,244,000 in underwriting discounts and commissions and offering expenses, excluding the $952,200 of deferred offering costs due to the underwriter when a Business Combination is consummated, which was deposited in the trust account. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the Offering, including $1,000,002 related to the sale of insider units, were approximately $38,204,000. $38,510,202 was deposited into the trust account (or $5.58 per share sold in the Offering), which includes the $952,200 of deferred payment due to the underwriter. The remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses.

For a description of the use of the proceeds generated in the Offering, see Part I, Item 2 of this Form 10-QSB.

Item 6. Exhibits.

EXHIBITS

 Exhibit No.   Description

31	Certification of Chairman, Chief Executive Officer and President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chairman, Chief Executive Officer and President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASCEND ACQUISITION CORP.
By: /s/ Don K. Rice
Don K. Rice
Chairman of the Board, Chief Executive Officer, President and Treasurer (Principal executive officer and principal financial and accounting officer)

Date: June 16, 2006