Form 10QSB
period 2006-06-30
Ascend Acquisition Corp.
filed 2006-08-14
CIK 1350773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(MARK ONE)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

(610) 293-2512
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 8,566,667 common shares as of August 14, 2006

Transitional Small Business Disclosure Format. Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ASCEND ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED BALANCE SHEETS

	(Unaudited) June 30, 2006	December 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$619,021	$80,061
Investments held in trust	38,686,914	-
Prepaid expenses	27,720	-
Deferred income taxes	5,700	-
Total current assets	39,339,355	80,061

Deferred offering costs associated with initial public offering	-	25,000
Total assets	$39,339,355	$105,061

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$29,994	$1,192
Income taxes payable	20,300	-
Deferred interest	35,325	-
Deferred payment due to underwriter	952,200	-
Note payable, stockholder	-	80,000
Total liabilities	1,037,819	81,192

Commitments

Common stock, subject to possible conversion, 1,379,310 shares at
conversion value	7,698,189	-

Stockholders’ Equity:
Preferred stock, $.0001 par value, authorized 1,000,000 shares; none issued	-	-
Common stock, $.0001 par value, authorized 30,000,000 shares; issued and outstanding 8,566,667 shares (which includes 1,379,310 shares subject to possible conversion) and 1,500,000 shares, respectively	857	150
Additional paid-in capital	30,529,388	24,850
Retained earnings (deficit) accumulated during development stage	73,102	(1,131)
Total stockholders’ equity	30,603,347	23,869

Total liabilities and stockholders’ equity	$39,339,355	$105,061

See accompanying notes to unaudited condensed financial statements.

ASCEND ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Quarter Ended June 30, 2006	Six Months Ended June 30, 2006	December 5, 2005 (Inception) to June 30, 2006

General and administrative expenses	$54,061	$54,215	$55,407

Operating loss	(54,061)	(54,215)	(55,407)

Other income:
Interest income	1,493	1,661	1,722
Interest on trust fund investment	141,387	141,387	141,387
Total other income	142,880	143,048	143,109

Income before income taxes	88,819	88,833	87,702

Income tax provision	(14,600)	(14,600)	(14,600)

Net income	$74,219	$74,233	$73,102

Weighted average shares of common
stock outstanding (basic and diluted)	5,323,443	3,422,284	3,172,756

Earnings per common share (basic and diluted)	$.01	$.02	$.02

See accompanying notes to unaudited condensed financial statements.

ASCEND ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

				Retained
				Earnings
				(Deficit)
				Accumulated
			Additional	during the
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage	Total

Sale of 1,500,000 shares of common stock to initial stockholders on December 5, 2005 at $0.0167 per share	1,500,000	$150	$24,850	$-	$25,000

Net loss for the period December 5, 2005 (inception) to December 31, 2005	-	-	-	(1,131)	(1,131)

Balance, December 31, 2005	1,500,000	150	24,850	(1,131)	23,869
(Unaudited)
Sale of 6,900,000 units, net of underwriters’ discount and offering expenses (includes 1,379,310 shares subject to possible redemption)	6,900,000	690	37,202,642	-	37,203,332

Proceeds from issuance of insider units	166,667	17	999,985	-	1,000,002

Proceeds subject to possible conversion of 1,379,310 shares at approximately $5.58 per share	-	-	(7,698,189)	-	(7,698,189)

Proceeds from issuance of option	-	-	100	-	100

Net income for the six months ended June 30, 2006	-	-	-	74,233	74,233

Balance, June 30, 2006	8,566,667	$857	$30,529,388	$73,102	$30,603,347

See accompanying notes to unaudited condensed financial statements.

ASCEND ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30, 2006	December 5, 2005 (Inception) to June 30, 2006
Cash flows from operating activities:
Net income	$74,233	$73,102
Adjustments to reconcile net income to net cash used in operating activities:
Interest income on investments held in trust	(176,712)	(176,712)
Change in operating assets and liabilities:
Increase in prepaid expenses	(27,720)	(27,720)
Increase in deferred tax asset	(5,700)	(5,700)
Increase in accounts payable and accrued expenses	28,802	29,994
Increase in income taxes payable	20,300	20,300
Increase in deferred interest	35,325	35,325
Net cash used in operating activities	(51,472)	(51,411)

Cash flows from investing activities:
Purchase of treasury bills held in trust	(7,701,237)	(7,701,237)
Purchase of municipal securities held in trust	(30,808,965)	(30,808,965)
Net cash used in investing activities	(38,510,202)	(38,510,202)

Cash flows from financing activities:
Gross proceeds from initial public offering	41,400,000	41,400,000
Proceeds from note payable to stockholder	-	80,000
Repayment of note payable to stockholder	(80,000)	(80,000)
Proceeds from sale of shares of common stock to founding stockholders	-	25,000
Proceeds from issuance of option	100	100
Proceeds from sale of insider units	1,000,002	1,000,002
Payment of costs of initial public offering	(3,219,468)	(3,244,468)
Net cash provided by financing activities	39,100,634	39,180,634

Net increase in cash and cash equivalents	538,960	619,021
Cash at beginning of period	80,061	-
Cash at end of period	$619,021	$619,021

Non-cash financing activity:

Accrual of costs of public offering	$952,200	$952,200

See accompanying notes to unaudited condensed financial statements.

ASCEND ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. Basis of Presentation

The condensed financial statements at June 30, 2006 and for the three and six month periods ended June 30, 2006 and for the period from December 5, 2005 (inception) to June 30, 2006 are unaudited and include the accounts of Ascend Acquisition Corp. (a corporation in the development stage) (“the Company”). The condensed balance sheet at December 31, 2005 has been derived from the audited financial statements included in the Company’s Registration Statement on Form S-1.

In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of the Company as of June 30, 2006 and the results of its operations and its cash flows for the three and six months ended June 30, 2006. All activity from December 5, 2005 (inception) through May 17, 2006 relates to the Company’s formation and the public offering described below. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year.

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

The registration statement for the Company’s initial public offering (“the Offering”) was declared effective May 11, 2006. The Company consummated the Offering, including the over-allotment option, on May 17, 2006 and May 22, 2006, respectively, and received total net proceeds of approximately $37,204,000 (Note 6). The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with an operating business (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. An amount of $38,510,202, which includes $1,000,002 relating to the sale of insider units and $952,200 deferred payment due to the underwriter (Note 6), is being held in an interest-bearing trust account (“Trust Account”) until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Account, funds will be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 with a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS - (Continued)

2. Organization and Business Operations (continued)

stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

With respect to a Business Combination that is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his shares to cash. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds of the Offering has been classified as common stock subject to conversion and 19.99% of the interest earned on the Trust Account has been recorded as deferred interest in the accompanying June 30, 2006 balance sheet.

The Company’s Amended and Restated Certificate of Incorporation provides for mandatory liquidation of the Company in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering (November 17, 2007), or 24 months from the consummation of the Offering (May 17, 2008) if certain extension criteria have been satisfied. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering due to costs related to the Offering, general and administrative expenses incurred prior to the liquidation event and since no value would be attributed to the Warrants contained in the Units sold (Note 6).

3. Recent Accounting Pronouncement

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company does not expect FIN 48 will have a material effect on its consolidated financial condition or results of operations.

4. Investments Held in Trust

Investments held in trust at June 30, 2006 consist of two zero coupon United States Treasury Bills with a total face value of $7,785,000 due August 10, 2006 and carried on the Company’s financial statements at $7,747,009, which includes interest of $45,772, and a Municipal Money Market trust obligation of $30,939,905.

ASCEND ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS - (Continued)

5. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Quarter Ended June 30, 2006	Six Months Ended June 30, 2005	December 5, 2005 (Inception) to June 30, 2006

Numerator: Net income	$74,219	$74,233	$73,102

Denominator: Average common shares outstanding	5,323,443	3,422,284	3,172,756

Basic and diluted earnings per share	$.01	$.02	$.02

No computation for diluted earnings per share was prepared for the Redeemable Common Stock Purchase Warrants (see Note 6) to purchase an aggregate of 14,133,334 shares of common stock at $5.00 per share and the underwriters’ option (see Note 6) to purchase 300,000 Units at an exercise price of $7.50 per Unit, respectively, that were outstanding at June 30, 2006 because the shares underlying the conversion of the warrants are contingently issuable and the exercise price of the underwriters’ option is in excess of the related market value of the Units.

6. Stockholders’ Equity

The Offering
On May 17, 2006, the Company sold 6,000,000 units (“Units”) in the Offering and on May 22, 2006, the Company sold an additional 900,000 Units related to the underwriter’s over-allotment option. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and two Redeemable Common Stock Purchase Warrants (“Warrants”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing on the later of the completion of a Business Combination with a target business or May 11, 2007 and expiring May 10, 2010. The Warrants will be redeemable, at the Company’s option, at a price of $.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. The Company agreed to pay EarlyBirdCapital, Inc., the underwriter in the Offering (“Underwriter”) an underwriting discount of 8% of the gross proceeds of the Offering and a non-accountable expense allowance of 1% of the gross proceeds of the Offering. However, the Underwriter agreed that 2.3% of the underwriting discount ($952,200) will not be payable unless and until the Company completes a Business Combination and has waived its right to receive such payment upon the Company's liquidation if it is unable to complete a Business Combination.

In connection with this Offering, the Company also issued an option (“Option”), for $100, to the Underwriter to purchase 300,000 Units at an exercise price of $7.50 per Unit. The Units issuable upon exercise of the Option are identical to the Units sold in the Offering. The Company has accounted for the fair value of the Option, inclusive of the receipt of the $100 cash payment, as an expense of the Offering resulting in a charge directly to

ASCEND ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS - (Continued)

6. Stockholders’ Equity (continued)

stockholders’ equity. The Company estimated that, as of the date of issuance, the fair value of the Option was approximately $711,000 ($2.37 per Unit) using a Black-Scholes option-pricing model. The fair value of the Option granted to the Underwriter was estimated using the following assumptions: (1) expected volatility of 46.56%, (2) risk-free interest rate of 4.31% and (3) expected life of 5 years. The Option may be exercised for cash or on a "cashless" basis, at the holder's option, such that the holder may use the appreciated value of the Option (the difference between the exercise prices of the Option and the underlying Warrants and the market price of the Units and underlying securities) to exercise the option without the payment of any cash.

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

The agreement with the Underwriter prohibits the Company, prior to a Business Combination, from issuing preferred stock which participates in the proceeds of the Trust Account or which votes as a class with the Common Stock on a Business Combination.

7. Note Payable, Stockholder

The Company issued an $80,000 unsecured promissory note to an Initial Stockholder, who is also an officer, on December 20, 2005. The note was non interest-bearing and was due following the consummation of the Offering from the net proceeds of such Offering. The note was repaid on May 24, 2006.

8. Commitments

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

One of the Initial Stockholders committed to purchase 166,667 Units at $6.00 per unit (for an aggregate purchase price of $1,000,002) privately from the Company. These purchases took place simultaneously with the consummation of the Offering. All of the proceeds received from this purchase have been placed in the Trust

ASCEND ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS - (Continued)

8. Commitments (continued)

Account. The Units purchased by such Initial Stockholder are identical to the Units offered in the Offering except that if the Company calls the Warrants for redemption, the Warrants underlying these Units may be exercisable on a "cashless basis" so long as such Warrants are held by such Initial Stockholder or his affiliates. Additionally, such Initial Stockholder has waived his right to receive distributions upon the Company’s liquidation prior to a Business Combination with respect to the securities underlying these Units. This Initial Stockholder has further agreed that the Units and underlying securities will not be sold or transferred by him until after the Company has completed a Business Combination and has agreed to vote the shares of common stock underlying these Units in accordance with the vote of the majority in interest of the Public Stockholders with respect to any Business Combination.

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

We were formed on December 5, 2005 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with a currently unidentified operating business. We intend to utilize the proceeds of our initial public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination. All activity from December 5, 2005 through May 17, 2006 related to our formation and initial public offering described below. Since that date, we have been searching for a target business to acquire.

Net income of $74,219 reported for the quarter ended June 30, 2006 consists of $3,472 expense for director and officer liability insurance, $12,500 expense for a monthly administrative services agreement, $20,500 for franchise and state capital stock taxes, $4,200 for legal and accounting, $14,600 for federal and state income taxes and $13,389 for other expenses. Interest on the trust fund investment was $141,387, excluding $35,325 of deferred interest, and interest earned on the money market account was $1,493.

Net income of $74,233 reported for the six months ended June 30, 2006 consists of $3,472 expense for director and officer liability insurance, $12,500 expense for a monthly administrative services agreement, $20,565 for franchise and state capital stock taxes, $4,200 for legal and accounting, $14,600 for federal and state income taxes and $13,478 for other expenses. Interest on the trust fund investment was $141,387, excluding $35,325 of deferred interest, and interest earned on the money market account was $1,661.

Net income of $73,102 reported for the period from December 5, 2005 (inception) to June 30, 2006 consists of $3,472 expense for director and officer liability insurance, $12,500 expense for a monthly administrative services agreement, $20,565 for franchise and state capital stock taxes, $4,200 for legal and accounting, $14,600 for federal and state income taxes and $14,670 for other expenses. Interest on the trust fund investment was $141,387, excluding $35,325 of deferred interest, and interest earned on the money market account was $1,722.

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

Off-balance sheet arrangements

Options and warrants issued in conjunction with our initial public offering are equity-linked derivatives and, accordingly, represent off-balance sheet arrangements. The options and warrants meet the scope exception in paragraph 11(a) of FAS 133 and are accordingly not accounted for as derivatives for purposes of FAS 133, but instead are accounted for as equity. See Note 5 to the financial statements for more information.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (principal executive, financial and accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006. Based upon his evaluation, he concluded that our disclosure controls and procedures were effective.

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

Date: August 14, 2006