Form 10QSB
period 2006-09-30
Ascend Acquisition Corp.
filed 2006-11-14
CIK 1350773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(MARK ONE)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 8,566,667 common shares as of November 14, 2006

Transitional Small Business Disclosure Format. Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ASCEND ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED BALANCE SHEETS

	(Unaudited) September 30, 2006	December 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$ 546,064	$ 80,061
Investments held in trust	39,040,836	-
Prepaid expenses	18,066	-
Deferred income taxes	41,700	-
Total current assets	39,646,666	80,061

Deferred offering costs associated with initial public offering	-	25,000
Total assets	$ 39,646,666	$ 105,061

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 84,448	$ 1,192
Income taxes payable	59,600	-
Deferred interest	106,074	-
Deferred payment due to underwriter	952,200	-
Note payable, stockholder	-	80,000
Total liabilities	1,202,322	81,192

Commitments

Common stock, subject to possible conversion, 1,379,310 shares at
conversion value	7,698,189	-

Stockholders’ Equity:
Preferred stock, $.0001 par value, authorized 1,000,000 shares; none issued	-	-
Common stock, $.0001 par value, authorized 30,000,000 shares; issued and outstanding 8,566,667 shares (which includes 1,379,310 shares subject to possible conversion) and 1,500,000 shares, respectively	857	150
Additional paid-in capital	30,529,388	24,850
Retained earnings (deficit) accumulated during development stage	215,910	(1,131)
Total stockholders’ equity	30,746,155	23,869

Total liabilities and stockholders’ equity	$ 39,646,666	$ 105,061

See accompanying notes to unaudited condensed financial statements.

ASCEND ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Quarter Ended September 30, 2006	Nine Months Ended September 30, 2006	December 5, 2005 (Inception) to September 30, 2006

General and administrative expenses	$ 140,681	$ 194,896	$ 196,088

Operating loss	(140,681)	(194,896)	(196,088)

Other income:
Interest income	3,615	5,276	5,337
Interest on trust fund investment	283,174	424,561	424,561
Total other income	286,789	429,837	429,898

Income before income taxes	146,108	234,941	233,810

Income tax provision	(3,300)	(17,900)	(17,900)

Net income	$ 142,808	$ 217,041	$ 215,910

Weighted average shares of common
stock outstanding (basic and diluted)	8,566,667	5,155,922	4,826,889

Earnings per common share (basic and diluted)	$ .02	$ .04	$ .04

See accompanying notes to unaudited condensed financial statements.

ASCEND ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

				Retained
				Earnings
				(Deficit)
				Accumulated
			Additional	during the
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage	Total

Sale of 1,500,000 shares of common stock to initial stockholders on December 5, 2005 at $0.0167 per share	1,500,000	$ 150	$ 24,850	$ -	$ 25,000

Net loss for the period December 5, 2005 (inception) to December 31, 2005	-	-	-	(1,131)	(1,131)

Balance, December 31, 2005	1,500,000	150	24,850	(1,131)	23,869
(Unaudited)
Sale of 6,900,000 units, net of underwriters’ discount and offering expenses (includes 1,379,310 shares subject to possible redemption)	6,900,000	690	37,202,642	-	37,203,332

Proceeds from issuance of insider units	166,667	17	999,985	-	1,000,002

Proceeds subject to possible conversion of 1,379,310 shares at approximately $5.58 per share	-	-	(7,698,189)	-	(7,698,189)

Proceeds from issuance of option	-	-	100	-	100

Net income for the nine months ended September 30, 2006	-	-	-	217,041	217,041

Balance, September 30, 2006	8,566,667	$ 857	$30,529,388	$ 215,910	$30,746,155

See accompanying notes to unaudited condensed financial statements.

ASCEND ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30, 2006	December 5, 2005 (Inception) to September 30, 2006

Cash flows from operating activities:
Net income	$ 217,041	$ 215,910
Adjustments to reconcile net income to net cash used in operating activities:
Interest income on investments held in trust	(530,635)	(530,635)
Change in operating assets and liabilities:
Increase in prepaid expenses	(18,066)	(18,066)
Increase in deferred tax asset	(41,700)	(41,700)
Increase in accounts payable and accrued expenses	83,256	84,448
Increase in income taxes payable	59,600	59,600
Increase in deferred interest	106,074	106,074
Net cash used in operating activities	(124,430)	(124,369)

Cash flows from investing activities:
Purchase of treasury bills held in trust	(7,701,237)	(7,701,237)
Purchase of municipal securities held in trust	(30,808,965)	(30,808,965)
Sale of treasury bills held in trust	7,828,789	7,828,789
Sale of municipal securities held in trust	31,176,330	31,176,330
Purchase of Pennsylvania municipal securities held in trust	(39,005,118)	(39,005,118)
Net cash used in investing activities	(38,510,201)	(38,510,201)

Cash flows from financing activities:
Gross proceeds from initial public offering	41,400,000	41,400,000
Proceeds from note payable to stockholder	-	80,000
Repayment of note payable to stockholder	(80,000)	(80,000)
Proceeds from sale of shares of common stock to founding stockholders	-	25,000
Proceeds from issuance of option	100	100
Proceeds from sale of insider units	1,000,002	1,000,002
Payment of costs of initial public offering	(3,219,468)	(3,244,468)
Net cash provided by financing activities	39,100,634	39,180,634

Net increase in cash and cash equivalents	466,003	546,064
Cash at beginning of period	80,061	-
Cash at end of period	$ 546,064	$ 546,064

Non-cash financing activity:

Accrual of costs of public offering	$ 952,200	$ 952,200

See accompanying notes to unaudited condensed financial statements.

ASCEND ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
1. Basis of Presentation

The condensed financial statements at September 30, 2006 and for the three and nine month periods ended September 30, 2006 and for the period from December 5, 2005 (inception) to September 30, 2006 are unaudited and include the accounts of Ascend Acquisition Corp. (a corporation in the development stage) (“the Company”). The condensed balance sheet at December 31, 2005 has been derived from the audited financial statements included in the Company’s Registration Statement on Form S-1.

In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of the Company as of September 30, 2006 and the results of its operations and its cash flows for the three and nine months ended September 30, 2006. All activity from December 5, 2005 (inception) through May 17, 2006 relates to the Company’s formation and the public offering described below. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year.

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

The registration statement for the Company’s initial public offering (“the Offering”) was declared effective May 11, 2006. The Company consummated the Offering, including the over-allotment option, on May 17, 2006 and May 22, 2006, respectively, and received total net proceeds of approximately $37,203,000 (Note 6). The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with an operating business (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. An amount of $38,510,202, which includes $1,000,002 relating to the sale of insider units and $952,200 deferred payment due to the underwriter (Note 6), is being held in an interest-bearing trust account (“Trust Account”) until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Account, funds will be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 with a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the shares sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. All of the Company’s stockholders prior to the Offering,

ASCEND ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS - (Continued)

2. Organization and Business Operations (continued)

including all of the officers and directors of the Company (“Initial Stockholders”), have agreed to vote their 1,500,000 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

With respect to a Business Combination that is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his shares to cash. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds of the Offering has been classified as common stock subject to conversion and 19.99% of the interest earned on the Trust Account has been recorded as deferred interest in the accompanying September 30, 2006 balance sheet.

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

4. Investments Held in Trust

Investments held in trust at September 30, 2006 consist of a Pennsylvania Municipal Money Market trust obligation of $39,005,118, plus accrued interest of $35,718.

ASCEND ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS - (Continued)

5. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Quarter Ended September 30, 2006	Nine Months Ended September 30, 2006	December 5, 2005 (Inception) to September 30, 2006

Numerator: Net income	$ 142,808	$ 217,041	$ 215,910

Denominator: Average common shares outstanding	8,566,667	5,155,922	4,826,889

Basic and diluted earnings per share	$ .02	$ .04	$ .04

No computation for diluted earnings per share was prepared for the Redeemable Common Stock Purchase Warrants (see Note 6) to purchase an aggregate of 14,133,334 shares of common stock at $5.00 per share and the underwriters’ option (see Note 6) to purchase 300,000 Units at an exercise price of $7.50 per Unit, respectively, that were outstanding at September 30, 2006 because the shares underlying the conversion of the warrants are contingently issuable and the exercise price of the underwriters’ option is in excess of the related market value of the Units.

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

Net income of $142,808 reported for the quarter ended September 30, 2006 consists of $6,250 expense for director and officer liability insurance, $22,500 expense for a monthly administrative services agreement, $25,500 for franchise and state capital stock taxes, $49,769 for legal, accounting and consulting expenses, $3,300 for federal and state income taxes and $36,662 for other expenses. Interest on the trust fund investment was $283,174, excluding $70,749 of deferred interest, and interest earned on the money market accounts were $3,615.

Net income of $217,041 reported for the nine months ended September 30, 2006 consists of $9,722 expense for director and officer liability insurance, $35,000 expense for a monthly administrative services agreement, $46,065 for franchise and state capital stock taxes, $53,969 for legal, accounting and consulting expenses, $17,900 for federal and state income taxes and $50,140 for other expenses. Interest on the trust fund investment was $424,561, excluding $106,074 of deferred interest, and interest earned on the money market accounts were $5,276.

Net income of $215,910 reported for the period from December 5, 2005 (inception) to September 30, 2006 consists of $9,722 expense for director and officer liability insurance, $35,000 expense for a monthly administrative services agreement, $46,065 for franchise and state capital stock taxes, $53,969 for legal, accounting and consulting expenses, $17,900 for federal and state income taxes and $51,332 for other expenses. Interest on the trust fund investment was $424,561, excluding $106,074 of deferred interest, and interest earned on the money market accounts were $5,337.

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

Off-balance sheet arrangements

Options and warrants issued in conjunction with our initial public offering are equity-linked derivatives and, accordingly, represent off-balance sheet arrangements. The options and warrants meet the scope exception in paragraph 11(a) of FAS 133 and are accordingly not accounted for as derivatives for purposes of FAS 133, but instead are accounted for as equity. See Note 6 to the financial statements for more information.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (principal executive, financial and accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006. Based upon his evaluation, he concluded that our disclosure controls and procedures were effective.

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

Date: November 14, 2006