Form 10KSB
period 2006-12-31
Ascend Acquisition Corp.
filed 2007-03-16
CIK 1350773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
(MARK ONE)

☒     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 000-51840

ASCEND ACQUISITION CORP.
(Name of small business issuer in its charter)

Delaware	20-3881465
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

435 Devon Park Drive, Bldg. 400, Wayne, PA	19087
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (610) 293-2512

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Units consisting of one share of Common Stock,
par value $.0001 per share, and two Warrants

Common Stock, par value $.0001 per share

Warrants to purchase shares of Common Stock
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☒ No ☐

State issuer’s revenues for its most recent fiscal year: None

State the aggregate market value of voting and non-voting common equity held by non-affiliates of registrant based upon the average bid and asked sale price on March 5, 2007: $25,236,316.49

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 8,566,667 as of March 14, 2007

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "continue," or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in this Annual Report on Form 10-KSB and in our other Securities and Exchange Commission filings.

PART I

Item 1. Description of Business.

Introduction

We are a blank check company formed to serve as a vehicle for the acquisition of an operating business. We were incorporated in Delaware on December 5, 2005. The registration statement for our initial public offering ("the Offering") was declared effective May 11, 2006. On May 17, 2006, we sold 6,000,000 units in the Offering and on May 22, 2006, we sold 900,000 units in the Offering. The total units sold of 6,900,000 includes all of the 900,000 units subject to the underwriters’ overallotment option. Each of our units consists of one share of our common stock, $.0001 par value per share, and two redeemable common stock purchase warrants. Each warrant entitles the holder to purchase from us one share of common stock at an exercise price of $5.00. We received net proceeds of approximately $37,203,000 from the Offering.

Don K. Rice, our chairman of the board, chief executive officer, president and treasurer, purchased 166,667 Units at $6.00 per unit (for an aggregate purchase price of $1,000,002) from us. This purchase took place on a private placement basis simultaneously with the consummation of the Offering. The “insider units” are identical to the Offering units; however, Mr. Rice has waived his right to receive distributions upon our liquidation prior to a business combination with respect to the securities underlying the insider units. Additionally, he has agreed that the insider units and underlying securities will not be sold or transferred by him until after we have completed a business combination.

Our management has broad discretion with respect to the specific application of the net proceeds of the Offering. $38,510,202, which includes $1,000,002 relating to the sale of insider units and $952,200 deferred payment due to the underwriter, of these net proceeds has been placed in a trust account and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 with a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. The funds held in the trust account will not be released until the earlier of the date on which we consummate a business combination or liquidate our assets.

We are not presently engaged in, and we will not engage in, any substantive commercial business until we consummate a business combination. We intend to utilize cash derived from the proceeds of the Offering, our capital stock, debt or a combination of these in effecting a business combination. Although substantially all of the net proceeds of the Offering are intended to be applied generally toward effecting a business combination, the proceeds are not otherwise being designated for any more specific purposes. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

Selection of a target business and structuring of a business combination

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community, who may present solicited or unsolicited proposals. Our officers, directors and stockholders as well as their affiliates may also bring to our attention target business candidates. We have, and may again in the future, engage professional firms that specialize in business acquisitions to assist us in our search for a target business. If we do, we may be required to pay such firm a finder’s fee or other compensation. In no event, however, will we pay any of our initial officers, directors or stockholders (collectively, our “Founders”) or any entity with which they are affiliated any finder’s fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination.

Subject to the requirement that our initial business combination must be with a target business with a fair market value that is at least 80% of our net assets at the time of such acquisition, our management has virtually unrestricted flexibility in identifying and selecting a prospective target business. We have not established any other specific attributes or criteria (financial or otherwise) for prospective target businesses. In evaluating a prospective target business, our management will consider, among other factors, the following:

•	financial condition and results of operations;

•	growth potential;

•	experience and skill of management and availability of additional personnel;

•	capital requirements;

•	competitive position;

•	barriers to entry;

•	stage of development of the products, processes or services;

•	degree of current or potential market acceptance of the products, processes or services;

•	proprietary features and degree of intellectual property or other protection of the products, processes or services;

•	regulatory environment of the industry; and

•	costs associated with effecting the business combination.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, although we have no current intention to engage any such third parties. We will also seek to have all prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. If any prospective target business refused to execute such agreement, it is unlikely we would continue negotiations with such target business.

Fair market value of target business

The target business that we acquire must have a fair market value equal to at least 80% of our net assets at the time of such acquisition, although we may acquire a target business whose fair market value significantly exceeds 80% of our net assets. In order to consummate such an acquisition, we may issue a significant amount of our debt or equity securities to the sellers of such businesses and/or seek to raise additional funds through a private offering of debt or equity securities. Since we have no specific business combination under consideration, we have not entered into any such fund raising arrangement and have no current intention of doing so. The fair market value the target will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value. If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm with respect to the satisfaction of such criteria. Since any opinion, if obtained, would merely state that fair market value meets the 80% of net assets threshold, it is not anticipated that copies of such opinion would be distributed to our stockholders, although copies will be provided to stockholders who request it. We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold.

Opportunity for stockholder approval of business combination

Pursuant to our certificate of incorporation, prior to the completion of a business combination, we will submit the transaction to our stockholders for approval, even if the nature of the acquisition is such as would not ordinarily require stockholder approval under applicable state law. We view this requirement as an obligation to our stockholders and will not take any action to amend or waive this provision in our certificate of incorporation. In connection with seeking stockholder approval of a business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, as amended, which, among other matters, will include a description of the operations of the target business and audited historical financial statements of the business.

In connection with the vote required for any business combination, all of our Founders have agreed to vote their respective initial shares and the shares included within the insider units (“Founder Shares”) in accordance with the majority of the shares of common stock voted by the public stockholders. This voting arrangement shall not apply to shares included in units purchased in the Offering or purchased following the Offering in the open market by any of our initial stockholders, officers and directors. Accordingly, they may vote these shares on a proposed business combination any way they choose. We will proceed with the business combination only if a majority of the shares of common stock voted by the public stockholders are voted in favor of the business combination and public stockholders owning less than 20% of the shares sold in the Offering exercise their conversion rights and vote against the business combination.

Conversion rights

Pursuant to our certificate of incorporation, at the time we seek stockholder approval of any business combination, we will offer each public stockholder the right to have such stockholder’s share of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. We view this requirement as an obligation to our stockholders and will not take any action to amend or waive this provision in our certificate of incorporation. Our initial stockholders will not have such conversion rights with respect to any shares of common stock owned by them, directly or indirectly, whether included in their initial shares, included in their insider units or purchased by them in this offering or in the aftermarket. The actual per-share conversion price will be equal to the amount in the trust account, inclusive of any interest (calculated as of two business days prior to the consummation of the proposed business combination), divided by the number of shares sold in the Offering. As of December 31, 2006, the per-share conversion price would have been $5.70. An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and completed. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. It is anticipated that the funds to be distributed to stockholders entitled to convert their shares who elect conversion will be distributed promptly after completion of a business combination. Public stockholders who convert their stock into their share of the trust account still have the right to exercise any warrants they still hold.

We will not complete any business combination if public stockholders, owning 20% or more of the shares sold in the Offering, both exercise their conversion rights and vote against the business combination. Accordingly, it is our understanding and intention in every case to structure and consummate a business combination in which approximately 19.99% of the public stockholders may exercise their conversion rights and the business combination will still go forward.

Liquidation if no business combination

Pursuant to, among other documents, our certificate of incorporation, if we do not complete a business combination within 18 months after the completion of the Offering (November 17, 2007), or within 24 months (May 17, 2008) if the extension criteria described below have been satisfied, we will be dissolved. We view this obligation to dissolve and liquidate as an obligation to our stockholders and will not take any action to amend or waive any provision of our certificate of incorporation to allow us to survive for a longer period of time if it does not appear we will be able to consummate a business combination within the foregoing time periods. Upon dissolution, we will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount in the trust account, inclusive of any interest, plus any remaining net assets. The Founders have waived their rights to participate in any liquidation distribution with respect to their Founder Shares and their shares included within the insider units. There will be no distribution from the trust account with respect to our warrants which will expire worthless. We will pay the costs of liquidation and dissolution from our remaining assets outside of the trust fund.

If we were to expend all of the net proceeds of the Offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial per-share liquidation price would be $5.58. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors, which could have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share liquidation price will not be less than $5.58, plus interest, due to claims of creditors. Don K. Rice has personally agreed, pursuant to an agreement with us and EarlyBirdCapital that, if we liquidate prior to the consummation of a business combination, he will be personally liable to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted or products sold to us in excess of the net proceeds of the Offering not held in the trust account. We cannot assure you, however, that he would be able to satisfy those obligations.

If we enter into either a letter of intent, an agreement in principle or a definitive agreement to complete a business combination prior to the expiration of 18 months (November 17, 2007) after the completion of the Offering, but are unable to complete the business combination within the 18-month period, then we will have an additional six months (May 17, 2008) in which to complete the business combination contemplated by the letter of intent, agreement in principle or definitive agreement. If we are unable to do so within 24 months following the completion of the Offering, we will then liquidate. Upon notice from us, the trustee of the trust account will liquidate the investments constituting the trust account and will turn over the proceeds to our transfer agent for distribution to our public stockholders. We anticipate that our instruction to the trustee would be given promptly after the expiration of the applicable 18-month or 24-month period.

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, as stated above, it is our intention to make liquidating distributions to our stockholders as soon as reasonably possible after dissolution and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them in a dissolution and any liability of our stockholders may extend beyond the third anniversary of such dissolution. Because we will not be complying with Section 280, Section 291(b) of the Delaware General Corporation Law requires us to adopt a plan of dissolution that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as accountants, lawyers, investment bankers, etc.) or potential target businesses. As described above, we are obligated to have all vendors and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust is remote. Moreover, because we are obligated to obtain the waiver letters described above, the funds held in trust would be excluded from the claims of any creditors in connection with any bankruptcy proceeding.

Our public stockholders will be entitled to receive funds from the trust account only in the event of our liquidation or if they seek to convert their respective shares into cash upon a business combination which the stockholder voted against and which is completed by us. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. There are numerous blank check companies that have completed initial public offerings in the United States that are seeking to carry out a business plan similar to our business plan. Furthermore, there are a number of additional offerings for blank check companies that are still in the registration process but have not completed initial public offerings and there are likely to be more blank check companies filing registration statements for initial public offerings prior to our completion of a business combination. Additionally, we may be subject to competition from entities other than blank check companies having a business objective similar to ours, including venture capital firms, leverage buyout firms and operating businesses looking to expand their operations through the acquisition of a target business. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could acquire, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further, the following may not be viewed favorably by certain target businesses:

•	our obligation to seek stockholder approval of a business combination may delay the completion of a transaction;

•
our obligation to convert into cash shares of common stock held by our public stockholders to such holders that both vote against the business combination and exercise their conversion rights may reduce the resources available to us for a business combination; and

•	our outstanding warrants and options, and the future dilution they represent.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Employees

We have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as he deems necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Accordingly, once management locates a suitable target business to acquire, they will spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time to our affairs) than they would prior to locating a suitable target business. We presently expect Mr. Rice to devote an average of approximately 10 hours per week to our business. We do not intend to have any full time employees prior to the consummation of a business combination.

Risks associated with our business

In addition to other information included in this report, the following factors should be considered in evaluating our business and future prospects.

We are a development stage company with no operating history and very limited resources.

We are a recently incorporated development stage company with no operating results to date. Since we do not have an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire an unidentified operating business. We will not generate any revenues until, at the earliest, after the consummation of a business combination.

If the net proceeds of the Offering not being placed in trust are insufficient to allow us to operate for at least the next 24 months, we may be unable to complete a business combination.

We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate for at least 24 months, assuming that a business combination is not consummated during that time. However, we cannot assure you that our estimates will be accurate.

We could use a portion of the funds not being placed in trust to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds not being placed in trust as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

Because there are numerous companies with a business plan similar to ours seeking to effectuate a business combination, it may be more difficult for us to do so.

There are numerous blank check companies that are seeking to carry out a business plan similar to our business plan. Furthermore, there are a number of additional offerings for blank check companies that are still in the registration process but have not completed initial public offerings and there are likely to be more blank check companies filing registration statements for initial public offerings prior to our completion of a business combination. While some of those companies must complete a business combination in specific industries, a number of them may consummate a business combination in any industry they choose. Therefore, we may be subject to competition from these and other companies seeking to consummate a business plan similar to ours. Because of this competition, we cannot assure you that we will be able to effectuate a business combination within the required time periods.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share liquidation price received by stockholders will be less than $5.58 per share, plus interest.

Our placing of funds in trust may not protect those funds from third party claims against us. Although we will seek to have all vendors and service providers we engage and prospective target businesses we negotiate with, execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements. Nor is there any guarantee that, even if such entities execute such agreements with us, they will not seek recourse against the trust account. Accordingly, the proceeds held in trust could be subject to claims which could take priority over the claims of our public stockholders. We cannot assure you that the per-share distribution from the trust fund, if we liquidate, will not be less than $5.58, plus interest, due to such claims. If we liquidate before the completion of a business combination and distribute the proceeds held in trust to our public stockholders, Don K. Rice, our chairman of the board, chief executive officer, president and treasurer, has agreed that he will be personally liable to ensure that the proceeds in the trust account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us. However, we cannot assure you that he will be able to satisfy those obligations. Nevertheless, we are obligated to have all vendors and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. Accordingly, we believe the likelihood of Mr. Rice having to indemnify the trust is minimal.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

We will liquidate and dissolve if we do not complete a business combination within 18 months after consummation of the Offering (November 17, 2007) or within 24 months (May 17, 2008) if certain extension criteria are satisfied. Under Sections 280 through 282 of Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If the corporation complies with certain procedures intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to make liquidating distributions to our stockholders as soon as reasonably possible after dissolution and, therefore, we do not intend to comply with those procedures, As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them in a dissolution and any liability of our stockholders may extend beyond the third anniversary of such dissolution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

An effective registration statement may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise his, her or its warrants and causing such warrants to be practically worthless.

No warrant will be exercisable and we will not be obligated to issue shares of common stock unless at the time a holder seeks to exercise such warrant, a prospectus relating to the common stock issuable upon exercise of the warrant is current and the common stock has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. Under the terms of the warrant agreement, we have agreed to use our best efforts to meet these conditions and to maintain a current prospectus relating to the common stock issuable upon exercise of the warrants until the expiration of the warrants. However, we cannot assure you that we will be able to do so, and if we do not maintain a current prospectus related to the common stock issuable upon exercise of the warrants, holders will be unable to exercise their warrants and we will not be required to settle any such warrant exercise. If the prospectus relating to the common stock issuable upon the exercise of the warrants is not current or if the common stock is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, the warrants may have no value, the market for the warrants may be limited and the warrants may expire worthless.

An investor will only be able to exercise a warrant if the issuance of common stock upon such exercise has been registered or qualified or is deemed exempt under the securities laws of the state of residence of the holder of the warrants.

No warrants will be exercisable and we will not be obligated to issue shares of common stock unless the common stock issuable upon such exercise has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. Because the exemptions from qualification in certain states for resales of warrants and for issuances of common stock by the issuer upon exercise of a warrant may be different, a warrant may be held by a holder in a state where an exemption is not available for issuance of common stock upon an exercise and the holder will be precluded from exercise of the warrant. At the time that the warrants become exercisable (following our completion of a business combination), we expect to either continue to be listed on the American Stock Exchange, a national securities exchange, which would provide an exemption from registration in every state, or we would register the warrants in every state (or seek another exemption from registration in such states). Accordingly, we believe holders in every state will be able to exercise their warrants as long as our prospectus relating to the common stock issuable upon exercise of the warrants is current. However, we cannot assure you of this fact. As a result, the warrants may be deprived of any value, the market for the warrants may be limited and the holders of warrants may not be able to exercise their warrants if the common stock issuable upon such exercise is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside.

Since we have not yet selected a particular industry or target business with which to complete a business combination, we are unable to currently ascertain the merits or risks of the industry or business in which we may ultimately operate.

We may consummate a business combination with a company in any industry we choose and are not limited to any particular industry or type of business. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately acquire. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. If we complete a business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. Although our management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable than a direct investment, if an opportunity were available, in a target business.

We may issue shares of our capital or debt securities to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

Our certificate of incorporation authorizes the issuance of up to 30,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share. We currently have 6,399,999 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants and option granted to the underwriter). All of the 1,000,000 shares of preferred stock are available for issuance. Although we currently have no commitments to issue our securities, we will, in all likelihood, issue a substantial number of additional shares of our common stock or preferred stock, or a combination of common and preferred stock, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

• may significantly reduce the equity interest of stockholders;

• may subordinate the rights of holders of common stock if we issue preferred stock with rights senior to those afforded to our common stock;

• will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carryforwards, if any, and could result in the resignation or removal of our present officers and directors; and

• may adversely affect prevailing market prices for our common stock.

Similarly, if we issue debt securities, it could result in:

• default and foreclosure on our assets if our operating revenues after a business combination were insufficient to pay our debt obligations;

• acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

• our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

• our inability to obtain additional necessary financing if the debt security contains covenants restricting our ability to obtain such financing while such security is outstanding.

Our ability to successfully effect a business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following a business combination.

Our ability to successfully effect a business combination will be totally dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel, such as Don K. Rice, may remain with the target business in senior management or advisory positions following a business combination, it is likely that some or all of the management of the target business will remain in place. Moreover, our key personnel will be able to remain with the company after the consummation of a business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. While the personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, the ability such individuals to remain with the company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to consummate a business combination.

Our officers and directors are not required to commit their full time to our affairs, which could create a conflict of interest when allocating their time between our operations and other commitments. We do not intend to have any full time employees prior to the consummation of a business combination. All of our executive officers are engaged in several other business endeavors and are not obligated to devote any specific number of hours to our affairs. If our officers’ and directors’ other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination. We cannot assure you that these conflicts will be resolved in our favor.

One of our executive officers and our special advisor are now, and our other officers and directors and their affiliates may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Each of Don K. Rice, our chairman of the board, chief executive officer, president and treasurer, and Arthur Spector, our special advisor, has pre-existing contractual and fiduciary obligations to other entities, with business plans similar to ours. Accordingly, to the extent such individuals identify business opportunities that may be suitable for those other entities, they must honor their pre-existing obligations to such entities and offer those opportunities to them prior to offering them to us. Additionally, our other directors may in the future become affiliated with entities, including other “blank check” companies, engaged in business activities similar to those intended to be conducted by us. Additionally, our officers and directors may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe fiduciary duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented in addition to those set forth above. We cannot assure you that these conflicts will be resolved in our favor.

All of our officers and directors own shares of our common stock and Don K. Rice owns warrants which will not participate in liquidation distributions and therefore they may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

All of our officers and directors own shares of our common stock that were issued prior to the Offering and Don K. Rice, our chairman of the board, chief executive officer, president and treasurer, purchased insider units upon consummation of the Offering. Such individuals have waived their right to receive distributions with respect to those shares upon our liquidation if we are unable to consummate a business combination. The shares acquired prior to the Offering and included in the insider units, as well as any warrants included in the insider units, and any warrants purchased by our officers or directors in the Offering or in the aftermarket will be worthless if we do not consummate a business combination. The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

After our business combination, we will be solely dependent on a single business and a limited number of products or services.

Our business combination must be with a business with a fair market value of at least 80% of our net assets at the time of such acquisition, although this may entail the simultaneous acquisitions of several operating businesses at the same time. By consummating a business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

• solely dependent upon the performance of a single business, or

• dependent upon the development or market acceptance of a single or limited number of products, processes or services.

Alternatively, if our business combination entails the simultaneous acquisitions of several operating businesses at the same time from different sellers, we would face additional risks, including difficulties and expenses incurred in connection with the subsequent integration of the operations and services or products of the acquired companies into a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

The ability of our stockholders to exercise their conversion rights may not allow us to effectuate the most desirable business combination or optimize our capital structure.

When we seek stockholder approval of any business combination, we will offer each public stockholder (but not our Founding stockholders) the right to have his, her or its shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. Such holder must both vote against such business combination and then exercise his, her or its conversion rights to receive a pro rata portion of the trust account. Accordingly, if our business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many stockholders may exercise such conversion rights, we may either need to reserve part of the trust account for possible payment upon such conversion, or we may need to arrange third party financing to help fund our business combination in case a larger percentage of stockholders exercise their conversion rights than we expect. Since we have no specific business combination under consideration, we have not taken any steps to secure third party financing. Therefore, we may not be able to consummate a business combination that requires us to use all of the funds held in the trust account as part of the purchase price, or we may end up having a leverage ratio that is not optimal for our business combination. This may limit our ability to effectuate the most attractive business combination available to us.

Because of our limited resources and structure, we may not be able to consummate an attractive business combination.

We expect to encounter intense competition from entities other than blank check companies having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, the obligation we have to seek stockholder approval of a business combination may delay the consummation of a transaction. Additionally, our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to consummate a business combination with a target business within the prescribed time periods, we will be forced to liquidate.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure or abandon a particular business combination.

Although we believe our current assets will be sufficient to allow us to consummate a business combination, because we have not yet identified any prospective target business, we cannot ascertain the capital requirements for any particular transaction. If we require further funds, either because of the size of the business combination, the depletion of our available cash in search of a target business, or the obligation to convert into cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

Our initial stockholders, including our officers and directors, control a substantial interest in us and thus may influence certain actions requiring stockholder vote.

Our initial stockholders (including all of our officers and directors) collectively own 19.5% of our issued and outstanding shares of common stock.  Our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office until at least the consummation of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the consummation of a business combination.

Our outstanding warrants and option may have an adverse effect on the market price of our common stock and make it more difficult to effect a business combination.

We currently have outstanding warrants to purchase 14,133,334 shares of common stock and an option to purchase 300,000 units by the underwriter, which, if exercised, include 300,000 shares of common stock and warrants to purchase an additional 600,000 shares of common stock. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of a substantial number of additional shares upon exercise of these warrants and option could make us a less attractive acquisition vehicle in the eyes of a target business. Such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants and option may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants and option could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent these warrants and option are exercised, our shareholders may experience dilution to their holdings.

Our management’s ability to require holders of our warrants to exercise such warrants on a cashless basis will cause holders to receive fewer shares of common stock upon their exercise of the warrants than they would have received had they been able to exercise their warrants for cash.

If we call our warrants for redemption after the redemption criteria described elsewhere in this document have been satisfied, our management will have the option to require any holder that wishes to exercise his warrant to do so on a “cashless basis.” If our management chooses to require holders to exercise their warrants on a cashless basis, the number of shares of common stock received by a holder upon exercise will be fewer than it would have been had such holder exercised his warrant for cash. This will have the effect of limiting the potential “upside” of the holder’s investment in our company.

If our initial stockholders exercise their registration rights with respect to their initial shares and the insider units sold, it may have an adverse effect on the market price of our common stock and the existence of these rights may make it more difficult to effect a business combination.

Our initial stockholders are entitled to make a demand that we register the resale of their initial shares at any time commencing three months prior to the date on which their shares are released from escrow. If our initial stockholders exercise their registration rights with respect to all of their initial shares and the insider units sold, then there will be an additional 1,666,667 shares of common stock eligible for trading in the public market. The presence of these additional shares of common stock trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities because of the potential effect the exercise of such rights may have on the trading market for our common stock.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

If we are deemed to be an investment company under the Investment Company Act of 1940, we may be subject to certain restrictions that may make it more difficult for us to complete a business combination, including:

• restrictions on the nature of our investments; and

• restrictions on the issuance of securities,

In addition, we may have imposed upon us burdensome requirements, including:

• registration as an investment company;

• adoption of a specific form of corporate structure; and

• reporting, record keeping, voting, proxy, compliance policies and procedures and disclosure requirements and other rules and regulations.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act of 1940. To this end, the proceeds held in trust may be invested by the trust agent only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940. If we were deemed to be subject to that act, compliance with these additional regulatory burdens would require additional expense for which we have not allotted.

If we effect a business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

We may effect a business combination with a company located outside of the United States. If we did, we would be subject to any special considerations or risks associated with companies operating in the target business’ home jurisdiction, including any of the following:

•	rules and regulations or currency conversion or corporate withholding taxes on individuals;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations;

•	challenges in collecting accounts receivable;

•	cultural and language differences; and

•	employment regulations.

We cannot assure you that we would be able to adequately address these additional risks. If we were unable to do so, our operations might suffer.

If we effect a business combination with a company located outside of the United States, the laws applicable to such company will likely govern all of our material agreements and we may not be able to enforce our legal rights.

If we effect a business combination with a company located outside of the United States, the laws of the country in which such company operates will govern almost all of the material agreements relating to its operations. We cannot assure you that the target business will be able to enforce any of its material agreements or that remedies will be available in this new jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Additionally, if we acquire a company located outside of the United States, it is likely that substantially all of our assets would be located outside of the United States and some of our officers and directors might reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws.

Item 2. Description of Property.

We maintain our principal executive offices at 435 Devon Park Drive, Building 400, Wayne, Pennsylvania 19087. The cost for this space is included in the $7,500 per-month fee 400 Building LLC charges us for general and administrative services pursuant to a letter agreement between us and 400 Building LLC. We believe, based on rents and fees for similar services in the Philadelphia metropolitan area, that the fee charged by 400 Building LLC is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space, combined with other office space otherwise available to our executive officers, adequate for our current operations.

Item 3. Legal Proceedings.

We are not presently a party to any pending legal proceeding.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2006.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Our units, common stock and warrants are each quoted on the OTC Bulletin Board under the symbols ASAQU, ASAQ and ASAQW, respectively. The following table sets forth the high and low closing bid quotations for the calendar quarter indicated since such units commenced public trading on May 12, 2006. The over-the-counter market quotations reported below reflect inter-dealer prices, without markup, markdown or commissions and may not represent actual transactions. Our common stock and warrants commenced public trading on July 25, 2006. Prior to May 12, 2006, there was no established public trading market for our common stock.

	Units		Common Stock		Warrants
2006	High	Low	High	Low	High	Low
Second Quarter (starting May 12)	$6.23	$5.98
Third Quarter	$6.20	$5.92	$5.37	$5.20	$0.45	$0.22
Fourth Quarter	$6.20	$5.97	$5.35	$5.29	$0.41	$0.35

	Units		Common Stock		Warrants
2007	High	Low	High	Low	High	Low
First Quarter*	$6.35	$6.11	$5.57	$5.35	$0.46	$0.35

*Through March 5, 2007.

We have not paid any cash dividends on the common stock and we do not intend to pay any dividends prior to the consummation of a business combination.

As of March 5, 2007, we had 2 holders of record of our units, 5 holders of record of our common stock and 1 holder of record of our warrants.

Recent Sales of Unregistered Securities and Use of Proceeds

In December 2005, we issued 875,000 shares of common stock without registration under the Securities Act of 1933, as amended, for $25,000 in cash, at a purchase price of approximately $0.029 per share, as follows:

Stockholders	Number of Shares
Don K. Rice	695,000
Russell C. Ball III	60,000
Stephen L. Brown	60,000
Arthur Spector	60,000

Such shares were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were sold to sophisticated, wealthy individuals or entities. Effective April 19, 2006, our board of directors authorized a stock dividend of 0.714285 shares of common stock for each outstanding share of common stock, increasing the total number of shares of common stock outstanding prior to the Offering to 1,500,000 and effectively lowering the purchase price to $0.0167 per share.

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

We paid a total of $3,244,000 in underwriting discounts and commissions and offering expenses, excluding the $952,200 of deferred offering costs due to the underwriter when a Business Combination is consummated, which was deposited in the trust account. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the Offering, including $1,000,002 related to the sale of insider units, were approximately $38,203,000. $38,510,203 was deposited into the trust account (or $5.58 per share sold in the Offering), which includes the $952,200 of deferred payment due to the underwriter. The remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses.

Item 6. Plan of Operation.

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

Net income of $382,734 reported for the year ended December 31, 2006 consists of $15,972 expense for director and officer liability insurance, $57,500 expense for a monthly administrative services agreement, $51,665 for franchise and state capital stock taxes, $76,867 for legal, accounting and consulting expenses, $32,700 for state income taxes and $66,724 for other expenses. Interest on the trust fund investment was $675,701, excluding $168,816 of deferred interest, and interest earned on the money market accounts was $8,461.

Net loss of $1,131 reported for the period December 5, 2005 (inception) to December 31, 2005 consists of $1,192 of formation costs, net of $61 of interest income earned on the money market account.

Net income of $381,603 reported for the period from December 5, 2005 (inception) to December 31, 2006 consists of $15,972 expense for director and officer liability insurance, $57,500 expense for a monthly administrative services agreement, $51,665 for franchise and state capital stock taxes, $76,867 for legal, accounting and consulting expenses, $32,700 for state income taxes and $67,916 for other expenses. Interest on the trust fund investment was $675,701, excluding $168,816 of deferred interest, and interest earned on the money market accounts was $8,522.

We consummated our Offering on May 17, 2006 and the over-allotment option on May 22, 2006. $38,510,202, which includes $36,558,000 of the net proceeds of the Offering, $1,000,002 related to the sale of insider units and $952,200 deferred payment due to the underwriter, is held in trust and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We intend to use substantially all of the net proceeds of the Offering, including the funds held in the trust account (excluding the deferred portion of the underwriters discounts and commission), to acquire a target business. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the remaining proceeds held in the trust account, as well as any other net proceeds not expended, will be used as working capital to finance the operations of the target business.

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

Item 7. Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Ascend Acquisition Corp.

We have audited the accompanying balance sheets of Ascend Acquisition Corp. (a corporation in the development stage) as of December 31, 2006 and 2005, and the related statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2006, the period from December 5, 2005 (inception) to December 31, 2005 and the cumulative period from December 5, 2005 (inception) to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ascend Acquisition Corp. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the year ended December 31, 2006, the period from December 5, 2005 (inception) to December 31, 2005 and the cumulative period from December 5, 2005 (inception) to December 31, 2006 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that Ascend Acquisition Corp. will continue as a going concern.  As discussed in Note 1 to the financial statements, Ascend Acquisition Corp. may face a mandatory liquidation by November 17, 2007 if a business combination is not consummated, unless certain extension criteria are met, which raises substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GOLDSTEIN GOLUB KESSLER LLP

New York, New York
February 22, 2007

ASCEND ACQUISITION CORP.
(a corporation in the development stage)

BALANCE SHEETS
	December 31, 2006	December 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$423,590	$80,061
Investments held in trust	39,354,720	-
Prepaid expenses	10,028	-
Deferred income taxes	28,100	-
Total current assets	39,816,438	80,061

Deferred offering costs associated with initial public offering	-	25,000
Total assets	$39,816,438	$105,061

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$42,585	$1,192
Income taxes payable	42,800	-
Deferred interest	168,816	-
Deferred payment due to underwriter	952,200	-
Note payable, stockholder	-	80,000
Total liabilities	1,206,401	81,192

Commitments

Common stock, subject to possible conversion, 1,379,310 shares at
conversion value	7,698,189	-

Stockholders’ Equity:
Preferred stock, $.0001 par value, authorized 1,000,000 shares; none issued	-	-
Common stock, $.0001 par value, authorized 30,000,000 shares; issued and outstanding 8,566,667 shares (which includes 1,379,310 shares subject to possible conversion) and 1,500,000 shares, respectively	857	150
Additional paid-in capital	30,529,388	24,850
Retained earnings (deficit) accumulated during development stage	381,603	(1,131)
Total stockholders’ equity	30,911,848	23,869

Total liabilities and stockholders’ equity	$39,816,438	$105,061

The accompanying notes should be read in conjunction with the financial statements.

ASCEND ACQUISITION CORP.
(a corporation in the development stage)

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2006	December 5, 2005 (Inception) to December 31, 2005	December 5, 2005 (Inception) to December 31, 2006

General and administrative expenses	$268,728	$1,192	$269,920

Operating loss	(268,728)	(1,192)	(269,920)

Other income:
Interest income	8,461	61	8,522
Interest on trust fund investment	675,701	-	675,701
Total other income	684,162	61	684,223

Income (loss) before income taxes	415,434	(1,131)	414,303

Income tax provision	(32,700)	-	(32,700)

Net income (loss)	$382,734	$(1,131)	$381,603

Weighted average shares of common
stock outstanding

Basic and diluted	6,015,617	1,500,000	5,704,592

Earnings per common share

Basic and diluted	$.06	$(.00)	$.07

The accompanying notes should be read in conjunction with the financial statements.

ASCEND ACQUISITION CORP.
(a corporation in the development stage)

STATEMENTS OF STOCKHOLDERS’ EQUITY

				Retained
				Earnings
				(Deficit)
				Accumulated
			Additional	during the
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage	Total

Sale of 1,500,000 shares of common stock to initial stockholders on December 5, 2005 at $0.0167 per share	1,500,000	$150	$24,850	$-	$25,000

Net loss for the period December 5, 2005 (inception) to December 31, 2005	-	-	-	(1,131)	(1,131)

Balance, December 31, 2005	1,500,000	150	24,850	(1,131)	23,869

Sale of 6,900,000 units, net of underwriters’ discount and offering expenses (includes 1,379,310 shares subject to possible redemption)	6,900,000	690	37,202,642	-	37,203,332

Proceeds from issuance of insider units	166,667	17	999,985	-	1,000,002

Proceeds subject to possible conversion of 1,379,310 shares at approximately $5.58 per share	-	-	(7,698,189)	-	(7,698,189)

Proceeds from issuance of option	-	-	100	-	100

Net income for the year ended December 31, 2006	-	-	-	382,734	382,734

Balance, December 31, 2006	8,566,667	$857	$30,529,388	$381,603	$30,911,848

The accompanying notes should be read in conjunction with the financial statements.

ASCEND ACQUISITION CORP.
(a corporation in the development stage)

STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2006	December 5, 2005 (Inception) to December 31, 2006	December 5, 2005 (Inception) to December 31, 2006
Cash flows from operating activities:
Net income (loss)	$382,734	$(1,131)	$381,603
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income on investments held in trust	(844,517)	-	(844,517)
Change in operating assets and liabilities:
Decrease (increase) in prepaid expenses	(10,028)	-	(10,028)
Increase in deferred tax asset	(28,100)	-	(28,100)
Increase in accounts payable and accrued expenses	41,393	1,192	42,585
Increase in income taxes payable	42,800	-	42,800
Increase in deferred interest	168,816	-	168,816
Net cash used in operating activities	(246,902)	61	(246,841)

Cash flows from investing activities:
Purchase of treasury bills held in trust	(15,485,695)	-	(15,485,695)
Purchase of municipal securities held in trust	(30,809,507)	-	(30,809,507)
Sale/maturity of treasury bills held in trust	15,613,788	-	15,613,788
Sale of municipal securities held in trust	31,176,329	-	31,176,329
Purchase of Pennsylvania municipal securities held in trust	(39,005,118)	-	(39,005,118)
Net cash used in investing activities	(38,510,203)	-	(38,510,203)

Cash flows from financing activities:
Gross proceeds from initial public offering	41,400,000	-	41,400,000
Proceeds from note payable to stockholder	-	80,000	80,000
Repayment of note payable to stockholder	(80,000)	-	(80,000)
Proceeds from sale of shares of common stock to founding stockholders	-	25,000	25,000
Proceeds from issuance of option	100	-	100
Proceeds from sale of insider units	1,000,002	-	1,000,002
Payment of costs of public offering	(3,219,468)	(25,000)	(3,244,468)
Net cash provided by financing activities	39,100,634	80,000	39,180,634

Net increase in cash and cash equivalents	343,529	80,061	423,590
Cash and cash equivalents at beginning of period	80,061	-	-
Cash and cash equivalents at end of period	$423,590	$80,061	$423,590

Supplemental schedule of non-cash financing activity:

Accrual of costs of public offering	$-	$32,401	$-
Deferred payment due to underwriter	952,200	-	952,200

The accompanying notes should be read in conjunction with the financial statements.

ASCEND ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS

1. Organization and Business Operations

The Company was incorporated in Delaware on December 5, 2005 as a blank check company whose objective is to acquire an operating business.

The registration statement for the Company’s initial public offering (“the Offering”) was declared effective May 11, 2006. The Company consummated the Offering, including the over-allotment option, on May 17, 2006 and May 22, 2006, respectively, and received total net proceeds of approximately $37,203,000 (Note 5). The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with an operating business (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. An amount of $38,510,202, which includes $1,000,002 relating to the sale of insider units and $952,200 deferred payment due to the underwriter (Note 5), is being held in an interest-bearing trust account (“Trust Account”) until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Account, funds will be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 with a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

With respect to a Business Combination that is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his shares to cash. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per

ASCEND ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS

1. Organization and Business Operations (continued)

share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds of the Offering has been classified as common stock subject to conversion and 19.99% of the interest earned on the Trust Account has been recorded as deferred interest in the accompanying December 31, 2006 balance sheet.

The Company’s Amended and Restated Certificate of Incorporation provides for mandatory liquidation of the Company in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering (November 17, 2007), or 24 months from the consummation of the Offering (May 17, 2008) if certain extension criteria have been satisfied. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering due to costs related to the Offering, general and administrative expenses incurred prior to the liquidation event and since no value would be attributed to the Warrants contained in the Units sold (Note 5).

The Company may face a mandatory liquidation by November 17, 2007 if a business combination is not consummated, unless certain extension criteria are met, which raises substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. Summary of Significant Accounting Policies

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual amounts could differ from those estimates.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to credit risk consist of cash equivalents and short-term investments. The Company’s policy is to place investments with financial institutions evaluated as being creditworthy, or in short-term money market funds which are exposed to minimal interest rate and credit risk and in a highly rated United States Treasury Bills. At times, the Company has bank balances in excess of federally insured limits.

ASCEND ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (continued)

Fair Value of Financial Instruments
The following methods and assumptions are used to estimate the fair value of each class of financial instruments for which it is practical to estimate:

Cash: The carrying amount approximates the fair value.

Investment in Pennsylvania Municipal Money Market account: This investment is considered a trading security. The investment is carried at market value, which approximates cost plus accrued interest.

Deferred Interest
A portion (19.99%) of the interest earned on the Trust Account has been deferred on the balance sheet as it represents interest attributable to the common stock subject to possible conversion (See Note 1).

Income Taxes
Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Earnings per Common Share
Basic earnings per share (“EPS”) are computed by dividing net income applicable to common stock by the weighted average common shares outstanding during the period. Diluted EPS reflects the additional dilution for all potentially dilutive securities such as stock warrants.

Recently Issued Accounting Standards
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

3. Investments Held in Trust

Investments held in trust at December 31, 2006 consist of a Pennsylvania Municipal Money Market trust obligation of $39,248,419, plus accrued interest of $106,301.

ASCEND ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS
4. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31, 2006	December 5, 2005 (Inception) to December 31, 2005		December 5, 2005 (Inception) to December 31, 2006

Numerator: Net income (loss)	$382,734		$(1,131)	$381,603

Denominator: Average common shares outstanding	6,015,617		1,500,000	5,704,592

Basic and diluted earnings per share	$.06	$	( .00)	$.07

No computation for diluted earnings per share was prepared for the Redeemable Common Stock Purchase Warrants (see Note 5) to purchase an aggregate of 14,133,334 shares of common stock at $5.00 per share and the underwriters’ option (see Note 5) to purchase 300,000 Units at an exercise price of $7.50 per Unit, respectively, that were outstanding at December 31, 2006 because the shares underlying the conversion of the warrants are contingently issuable and the exercise price of the underwriters’ option is in excess of the related market value of the Units.

5. Stockholders’ Equity

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

ASCEND ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS

5. Stockholders’ Equity (continued)

The Offering (continued)

In connection with this Offering, the Company also issued an option (“Option”), for $100, to the Underwriter to purchase 300,000 Units at an exercise price of $7.50 per Unit. The Units issuable upon exercise of the Option are identical to the Units sold in the Offering. The Company has accounted for the fair value of the Option, inclusive of the receipt of the $100 cash payment, as an expense of the Offering resulting in a charge directly to stockholders’ equity. The Company estimated that, as of the date of issuance, the fair value of the Option was approximately $711,000 ($2.37 per Unit) using a Black-Scholes option-pricing model. The fair value of the Option granted to the Underwriter was estimated using the following assumptions: (1) expected volatility of 46.56%, (2) risk-free interest rate of 4.31% and (3) expected life of 5 years. The Option may be exercised for cash or on a "cashless" basis, at the holder's option, such that the holder may use the appreciated value of the Option (the difference between the exercise prices of the Option and the underlying Warrants and the market price of the Units and underlying securities) to exercise the option without the payment of any cash.

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

6. Note Payable, Stockholder

The Company issued an $80,000 unsecured promissory note to an Initial Stockholder, who is also an officer, on December 20, 2005. The note was non interest-bearing and was due following the consummation of the Offering from the net proceeds of such Offering. The note was repaid on May 24, 2006.

ASCEND ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS

7. Income taxes

The provision for income taxes consists of the following:

	For the year ended December 31,		For the period December 5, 2005 (inception) to December 31,
	2006	2005	2006
Current federal	$28,100	$-	$28,100
Deferred federal	(28,100)	-	(28,100)
Current state	32,700	-	32,700
Deferred state	-	-	-
	$32,700	$-	$32,700

The total provision for income taxes differs from that amount which would be computed by applying the U.S. Federal income tax rate to income before provision for income taxes as follow:

	For the year ended December 31,		For the period December 5, 2005 (inception) to December 31,
	2006	2005	2006
Statutory federal income tax rate	34.0%	(34.0%)	34.0%
Permanent differences and other	(34.0%)	-	(34.0%)
State tax effect	7.9%		7.9%
Increase in valuation allowance	-	34.0%	-
Effective income tax rate	7.9%	-	7.9%

The tax effect of temporary differences that give rise to the net deferred tax asset is as follows:

	December 31,
	2006	2005
Expenses deferred for income tax purposes	$88,100	$-
Deferred interest	16,000
Federal net operating loss carryforwards	-	385
Valuation allowance	(76,000)	(385)
Net deferred tax asset	$28,100	$-

During the year ended December 31, 2006, the Company paid $9 in federal income taxes for 2005 and $18,000 to Pennsylvania for 2006 income tax.

ASCEND ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS

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

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 8A. Controls and Procedures.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (principal executive, financial and accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006. Based upon his evaluation, he concluded that our disclosure controls and procedures were effective.

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

Item 8B. Other Information.

Not applicable.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Don K. Rice	58	Chairman of the Board, Chief Executive Officer, President and Treasurer
Stephen L. Brown	68	Secretary and Director
Russell C. Ball III	40	Director

Don K. Rice has been our chairman of the board, chief executive officer, president and treasurer since our inception. Mr. Rice was a co-founder and has been a managing partner of RSTW Partners since 1989. RSTW Partners is a privately held firm that, through limited partnerships, invests primarily in the subordinated debt of middle market companies located throughout the United States. Prior to forming RSTW Partners, from 1986 to December 1988, Mr. Rice was affiliated with First Texas Merchant Banking Group, a firm which specialized in providing subordinated debt financing, and was its vice president from 1986 to 1988 and president and chief executive officer from May 1988 to December 1988. He was also vice president of PruCapital, Inc., an investment subsidiary of The Prudential Insurance Company of America, from March 1984 to April 1986. Mr. Rice has served as a member of the board of directors of NationsHealth, Inc. since its inception in August 2003. NationsHealth is a Nasdaq listed company that, through its wholly owned subsidiary, NationsHealth L.L.C., provides medical products and pharmacy benefits to Medicare participants and other senior citizens. NationsHealth, Inc. was originally known as Millstream Acquisition Corporation, a blank check company with an objective to acquire an operating business with significant growth potential. Mr. Rice has also served as a member of the board of directors of Millstream II Acquisition Corporation, an OTC Bulletin Board listed blank check company formed to serve as a vehicle for the acquisition of an operating business, since its inception in September 2004. Mr. Rice received a B.B.A. and M.B.A. from the University of Texas.

Stephen L. Brown has been our secretary and a member of our board of directors since our inception. Since October 2004, Mr. Brown has served as chairman of the board of Brimco LLC, a private investment firm. From October 1986 to October 2004, Mr. Brown served as chairman of the board and chief executive officer of The Franklin Capital Corp. (now Patient Safety Technologies, Inc.), an American Stock Exchange listed investment company. From January 1983 to June 1997, Mr. Brown was also the founder and chairman of the board of S.L. Brown & Company, Inc., a private equity firm. Mr. Brown is a member of the board of directors of Copley Financial Services Corp., a mutual fund specializing in the energy sector and Cashbox plc, an independent automated teller machine (ATM) deployer listed on the Alternative Investment Market (AIM) of the London Stock Exchange. In addition, Mr. Brown is an active board member and trustee of The Peddie School. Mr. Brown received a B.A. from Brown University and a J.D. from the New York University School of Law.

Russell C. Ball III has been a member of our board of directors since our inception. Mr. Ball has served as the chief executive officer of Wind River Holdings, L.P. (formerly the AMC Group, L.P.), a private investment company which acquires and grows businesses in partnership with management, since May 1993. These companies include Philadelphia Mixing Solutions (agitators for the water treatment and chemical industries); Philadelphia Gear Corporation (high performance gears and gear drives); Samson Rope Technologies (high performance cordage); United National Group (specialty and surplus line insurance); Goddard Systems, Inc. (franchised child care centers), and AMC Delancey (real estate). Previous to his current position, Mr. Ball was involved in the growth and divestiture of a variety of manufacturing businesses. He currently sits on the Board of Governors of Merion Golf Club and serves on the Membership Committee. He is also a member of the Board of Trustees of The Haverford School, where he heads the Development Committee and serves on the Trusteeship Committee. Mr. Ball received a B.A. from Harvard University and an M.B.A. from Pennsylvania State University.

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Russell C. Ball III, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Stephen L. Brown, will expire at the second annual meeting. The term of the third class of directors, consisting of Don K. Rice, will expire at the third annual meeting.

Special advisor

Arthur Spector has served as our special advisor since our inception. Mr. Spector has served as chairman of the board of NationsHealth, Inc. since its inception in August 2003 and served as its chief executive officer and president from August 2003 until August 2004. Since September 2004, Mr. Spector has also been the chairman of the board, chief executive officer and president of Millstream II Acquisition Corporation. From March 1995 to October 2002, Mr. Spector served as chairman of the board of Neoware Systems, Inc. (“Neoware Systems”), a manufacturer of sophisticated computer appliances and related software, and he also served as its president and chief executive officer from May 1996 until June 1997. Neoware Systems was originally known as Information Systems Acquisition Corp., a blank check company with an objective to acquire an operating business in the information systems industry. Information Systems Acquisition Corp. was formed in 1992 and from its inception until it merged with Human Designed Systems, Inc. in March 1995, Mr. Spector was its chairman of the board, president and chief executive officer. In this role, Mr. Spector directed the completion of a public offering that raised gross proceeds of approximately $13.8 million. Mr. Spector has served as a director of Docucorp International, Inc., a public document automation company, since May 1997. Mr. Spector has also been a director of Metallurg Holdings, Inc. and Metallurg, Inc. since July 1998 and has been executive vice president of Metallurg Holdings, Inc. since July 1998 and treasurer since August 2000. He was elected vice chairman of the board of Metallurg Holdings, Inc. and Metallurg, Inc. in November 2002. Metallurg Holdings, Inc. is the holding company for Metallurg, Inc., a company that produces and sells specialty metals, alloys and chemicals. From 1998 to 2002, Mr. Spector served as a director of USDATA Corporation, a global supplier of component-based production software. Mr. Spector received a B.S. from the Wharton School of Finance at the University of Pennsylvania and a J.D. from The University of Pennsylvania Law School.

In addition to Mr. Spector’s experience described above, he has had significant experience in mergers and acquisitions and managing private equity funds. Since January 1997, he has served as managing director of the general partner and of the management company of Safeguard International Fund, L.P., a private equity fund investing primarily in controlling positions in industrial companies in North America and Europe. From 1995 to 1996, Mr. Spector served as director of acquisitions of Safeguard Scientifics, Inc., a public company that owns controlling interests in and operates numerous private companies. From 1997 to 1998, Mr. Spector served as a managing director of TL Ventures LLC, whose present successor is TL Ventures L.P., a fund management company organized to manage the day-to-day operations of several of the TL Ventures funds which invest in companies in the internet, software, information technology, communications and life sciences industries.

These individuals will play a key role in identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating its acquisition. We believe that the skills and expertise of these individuals, their collective access to acquisition opportunities and ideas, their contacts, and their transactional expertise should enable them to successfully identify and effect an acquisition.

Code of Ethics

In May 2006, our board of directors adopted a code of ethics that applies to our directors, officers and employees. Requests for copies of our code of ethics should be sent in writing to Ascend Acquisition Corp., 435 Devon Park Drive, Building 400, Wayne, Pennsylvania 19087.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act requires our directors, executive officers and persons who are the beneficial owners of more than ten percent of our common stock (collectively, the "Reporting Persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies of these reports.

Based solely on copies of such forms received or written representations from certain Reporting Persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2006, all filing requirements applicable to the Reporting Persons were complied with.

Corporate Governance

We currently do not have audit or nominating committees as we are not a listed issuer and are not required to have such committees. In connection with a proposed business combination, we anticipate applying to have our securities listed on a national securities exchange. At that time, we will adhere to the rules of whatever exchange we seek to have our securities listed on and will form audit and nominating committees, if required.

Item 10. Executive Compensation.

No executive officer has received any cash compensation for services rendered to us. Commencing May 11, 2006 through the acquisition of a target business, we will pay 400 Building LLC, an affiliate of Arthur Spector, a fee of $7,500 per month for providing us with office space and certain office and secretarial services. However, this arrangement is solely for our benefit and is not intended to provide Mr. Spector compensation in lieu of a salary. Other than the $7,500 per month administrative fee, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. Because of the foregoing, we will generally not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement.

Since our formation, we have not granted any stock options or stock appreciation rights or any awards under long-term incentive plans.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 5, 2007, by:

•	each person known by us to be the owner of more than 5% of our outstanding shares of common stock;

•	each of our executive officers and directors; and

•	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. As of March 5, 2007, 8,566,667 shares of our common stock were issued and outstanding.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Approximate Percentage of Outstanding Common Stock
Don K. Rice	1,358,096(2)	15.9%
. Russell C. Ball III(3)	102,857	1.2%
Stephen L. Brown(4)	102,857	1.2%
Fir Tree, Inc. (5)	839,500(6)	9.8%
Hummingbird Management LLC(7)	748,100	8.7%
David M. Knott(8)	451,500(9)	5.3%
Azimuth Opportunity, Ltd. (10)	433,000	5.1%
All directors and executive officers as a group (three individuals)	1,563,810(2)	18.3%
___________________________________

(1)	Unless otherwise indicated, the business address of each of the individuals is 435 Devon Park Drive, Building 400, Wayne, Pennsylvania 19087.

(2)	Does not include 953,334 warrants held by Mr. Rice, which warrants are not exercisable and will not become exercisable within 60 days.

(3)	Mr. Ball’s business address is Wind River Holdings, L.O. 555 Croton Road, King of Prussia, Pennsylvania 19406.

(4)	Mr. Brown’s business address is Brimco LLC, 750 Lexington Avenue, New York, New York 10022.

(5)	The business address of Fir Tree, Inc. is 505 Fifth Avenue, 23rd Floor, New York, New York 10017.

(6)
Represents (i) 649,049 shares of common stock held by Sapling, LLC, and (ii) 190,451 shares of common stock held by Fir Tree Recovery Master Fund, L.P. Fir Tree, Inc. is the investment manager of both entities and exercises voting and disposition power over the shares. The foregoing was derived from a Schedule 13G/A filed with the SEC on February 14, 2007.

(7)	The business address of Hummingbird Management LLC is 460 Park Avenue, 12th Floor, New York, New York 10022.

(8)	The business address of David M. Knott is Dorset Management Company, 485 Underhill Blvd., Suite 205, Syosset, New York 11791.

(9)	Represents shares held by Mr. Knott and Dorset Management Company. The foregoing was derived from a Schedule 13G/A filed with the SEC on February 14, 2007.

(10)	The business address of Azimuth Opportunity, Ltd. is c/o W. Smiths Finance, Nemours Chambers, P.O. Box 3170, Road Town, Tortola, British Virgin Islands.

All of the initial shares (but not any shares included within the insider units) have been placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until the earliest of:

•	May 11, 2009; and

•
the consummation of a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property subsequent to our consummating a business combination with a target business.

During the escrow period, the holders of these shares will not be able to sell or transfer their securities except to their spouses and children or trusts established for their benefit, but will retain all other rights as our stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, none of our existing stockholders will receive any portion of the liquidation proceeds with respect to their initial shares.

Mr. Rice is our “promoter” as that term is defined under the Federal securities laws.

Item 12. Certain Relationships and Related Transactions, and Director Independence.

In December 2005, we issued 875,000 shares of our common stock to the individuals set forth below for $25,000 in cash, at an average purchase price of approximately $0.029 per share as follows:

Name	Number of Shares	Relationship to Us
Don K. Rice	695,000	Chairman of the Board, Chief Executive Officer, President and Treasurer

Stephen L. Brown	60,000	Secretary and Director

Russell C. Ball III	60,000	Director

Arthur Spector	60,000	Special Advisor

Effective April 19, 2006, our board of directors authorized a stock dividend of 0.714285 shares of common stock for each outstanding share of common stock, effectively lowering the purchase price to $0.0167 per share.

The holders of the majority of these shares will be entitled to make up to two demands that we register these shares. The holders of the majority of these shares may elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are released from escrow. In addition, these stockholders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the date on which these shares of common stock are released from escrow. We will bear the expenses incurred in connection with the filing of any such registration statements.

Don K. Rice, our chairman of the board, chief executive officer, president and treasurer, has purchased insider units (for an aggregate purchase price of $1,000,002) from us. This purchase took place on a private placement basis simultaneously with the consummation of the Offering. All of the proceeds received from this purchase were placed in the trust fund. The insider units are identical to the units being offered to the public; however, Mr. Rice has waived his right to receive distributions upon our liquidation prior to a business combination with respect to the securities underlying the insider units. Additionally, he has agreed that the insider units and underlying securities will not be sold or transferred by him until after we have completed a business combination.

400 Building LLC, an affiliate of Arthur Spector, has agreed that, commencing May 11, 2006 through the acquisition of a target business, it will make available to us a small amount of office space and certain office and secretarial services, as we may require from time to time. We have agreed to pay 400 Building LLC $7,500 per month for these services. Mr. Spector is the sole member and sole manager of 400 Building LLC and, as a result, will benefit from the transaction to the extent of his interest in 400 Building LLC. However, this arrangement is solely for our benefit and is not intended to provide Mr. Spector compensation in lieu of a salary. We believe, based on rents and fees for similar services in the Philadelphia metropolitan area, that the fee charged by 400 Building LLC is at least as favorable as we could have obtained from an unaffiliated person. However, as our directors may not be deemed “independent,” we did not have the benefit of disinterested directors approving this transaction.

Don K. Rice advanced us an aggregate of $80,000 to cover expenses related to the Offering. The loan was repaid on May 24, 2006 from the proceeds of the Offering not placed in trust.

We will reimburse our officers, directors and special advisor for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of out-of-pocket expenses reimbursable by us, which will be reviewed only by our board or a court of competent jurisdiction if such reimbursement is challenged.

Other than the $7,500 per-month administrative fee and reimbursable out-of-pocket expenses payable to our officers and directors, no compensation or fees of any kind, including finder’s fees, consulting fees or other similar compensation, will be paid to any of our existing stockholders, officers or directors who owned our common stock prior to this offering, or to any of their respective affiliates, prior to or with respect to the business combination.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates, including loans by our officers and directors, will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions or loans, including any forgiveness of loans, will require prior approval by a majority of our uninterested “independent” directors (to the extent we have any) or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested "independent" directors (or, if there are no "independent" directors, our disinterested directors) determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Independence of Directors

Currently, only Russell C. Ball would be considered “independent” as that term is commonly used. In connection with a proposed business combination, we anticipate applying to have our securities listed on a national securities exchange. At that time, we will adhere to the rules of whatever exchange we seek to have our securities listed on.

Item 13. Exhibits and Reports on Form 8-K.

(a) The following Exhibits are filed as part of this report.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	By-laws. (1)

4.1	Specimen Unit Certificate. (1)

4.2	Specimen Common Stock Certificate. (1)

4.3	Specimen Warrant Certificate. (1)

4.4	Form of Unit Purchase Option. (2)

4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant. (1)

4.6	Warrant Clarification Agreement, dated December 31, 2006, between the Registrant and Continental Stock Transfer & Trust Company. (2)

10.1	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Don K. Rice. (1)

10.2	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Russell C. Ball III. (1)

10.3	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Stephen L. Brown. (1)

10.4	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Arthur Spector. (1)

10.5	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant. (1)

10.6	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders. (1)

10.7	Form of Letter Agreement between 400 Building LLC and Registrant regarding administrative support. (1)

10.8	Promissory Note, dated December 20, 2005 issued to Don K. Rice. (1)

10.9	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders. (1)

10.10	Subscription Agreement among the Registrant, Don K. Rice, Graubard Miller and EarlyBirdCapital, Inc.

10.11	Warrant Purchase Agreement among EarlyBirdCapital, Inc. and Don K. Rice. (1)

10.12	Letter agreement, dated March 8, 2006, among the Registrant, Don K. Rice, Russell C. Ball III, Stephen L. Brown and Arthur Spector. (1)

31	Certification of Chairman, Chief Executive Officer and President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 or amendments thereto (SEC File No. 333-131529).
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 31, 2006 and filed with the SEC on January 3, 2007.

Item 14. Principal Accountant Fees and Services.

The firm of Goldstein Golub Kessler LLP acts as our principal accountant. Goldstein Golub Kessler LLP (“the Firm”) has a continuing relationship with RSM McGladrey, Inc. (“RSM”), from which it leases auditing staff who are full time, permanent employees of RSM and through which its partners provide non-audit services. The Firm has no full time employees and therefore, none of the audit services performed were provided by permanent full-time employees of the Firm. The Firm manages and supervises the audit and audit staff, and is exclusively responsible for the opinion rendered in connection with this examination.

Other services, which do not include Financial Information Systems Design and Implementation fees, have been provided by RSM.

The following is a summary of fees paid to our principal accountant for services provided.

Audit Fees

During 2006, our principal accountant charged $14,000 for work performed in connection with our Form 10-QSB filings for the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006. We expect to be billed $15,000 - $17,000 in connection with the audit of the December 31, 2006 financial statements.

Our principal accountant charged us $35,000 for services they performed in connection with our initial public offering, including the financial statements included in the Current Report of Form 8-K filed with the Securities and Exchange Commission on May 18, 2006.

Audit-Related Fees

During 2006 and 2005, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

Tax Fees

During 2006, RSM charged us $2,300 for preparation of our 2005 federal tax return.

All Other Fees

During 2006 and 2005, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

Audit Committee Approval

We currently do not have an audit committee. However, our board of directors has approved the services described above.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASCEND ACQUISITION CORP.
By: /s/ Don K. Rice
Don K. Rice
Chairman of the Board, Chief Executive Officer, President and Treasurer
Date: March 16, 2007

In accordance with the Exchange Act, this report had been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Don K. Rice
Don K. Rice
Chairman of the Board, Chief Executive Officer, President and Treasurer (Principal executive and financial and accounting officer)
Date: March 16, 2007

/s/ Stephen L. Brown
Stephen L. Brown
Secretary and Director
Date: March 16, 2007

/s/ Russell C. Ball III
Russell C. Ball III
Director
Date: March 16, 2007