Form 10QSB
period 2007-03-31
Ascend Acquisition Corp.
filed 2007-05-14
CIK 1350773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(MARK ONE)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 8,566,667 common shares as of May 14, 2007

Transitional Small Business Disclosure Format. Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
ASCEND ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED BALANCE SHEETS

	(Unaudited) March 31, 2007	December 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$337,778	$423,590
Investments held in trust	39,671,238	39,354,720
Prepaid expenses and other receivables	21,028	10,028
Deferred income taxes	28,100	28,100
Total assets	$40,058,144	$39,816,438

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$99,716	$42,585
Income taxes payable	28,100	42,800
Deferred interest	232,088	168,816
Deferred payment due to underwriter	952,200	952,200
Total liabilities	1,312,104	1,206,401

Commitments

Common stock, subject to possible conversion, 1,379,310 shares at
conversion value	7,698,189	7,698,189

Stockholders’ Equity:
Preferred stock, $.0001 par value, authorized 1,000,000 shares; none issued	-	-
Common stock, $.0001 par value, authorized 30,000,000 shares; issued and outstanding 8,566,667 shares (which includes 1,379,310 shares subject to possible conversion) and 1,500,000 shares, respectively	857	857
Additional paid-in capital	30,529,388	30,529,388
Retained earnings accumulated during development stage	517,606	381,603
Total stockholders’ equity	31,047,851	30,911,848

Total liabilities and stockholders’ equity	$40,058,144	$39,816,438

See accompanying notes to unaudited condensed financial statements.

ASCEND ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Quarter Ended March 31, 2007	Quarter Ended March 31, 2006	December 5, 2005 (Inception) to March 31, 2007

General and administrative expenses	$152,465	$154	$422,385

Operating loss	(152,465)	(154)	(422,385)

Other income:
Interest income	2,522	168	11,044
Interest on trust fund investment	253,246	-	928,947
Total other income	255,768	168	939,991

Income before income taxes	103,303	14	517,606

Income tax benefit	32,700	-	-

Net income	$136,003	$14	$517,606

Weighted average shares of common
stock outstanding (basic and diluted)	8,566,667	1,500,000	6,239,004

Earnings per common share (basic and diluted)	$.02	$.00	$.08

See accompanying notes to unaudited condensed financial statements.

ASCEND ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Quarter Ended March 31, 2007	Quarter Ended March 31, 2006	December 5, 2005 (Inception) to March 31, 2007
Cash flows from operating activities:
Net income	$136,003	$14	$517,606
Adjustments to reconcile net income to net cash used in operating activities:
Interest income on investments held in trust	(316,518)	-	(1,161,035)
Change in operating assets and liabilities:
Increase in prepaid expenses and other receivables	(11,000)	-	(21,028)
Increase in deferred tax asset	-	-	(28,100)
Increase (decrease) in accounts payable and accrued expenses	57,131	(1,192)	99,716
(Decrease) increase in income taxes payable	(14,700)	-	28,100
Increase in deferred interest	63,272	-	232,088
Net cash used in operating activities	(85,812)	(1,178)	(332,653)

Cash flows from investing activities:
Purchase of treasury bills held in trust	-	-	(15,485,695)
Purchase of municipal securities held in trust	-	-	(30,809,507)
Sale/maturity of treasury bills held in trust	-	-	15,613,788
Sale of municipal securities held in trust	-	-	31,176,329
Purchase of Pennsylvania municipal securities held in trust	-	-	(39,005,118)
Net cash used in investing activities	-	-	(38,510,203)

Cash flows from financing activities:
Gross proceeds from initial public offering	-	-	41,400,000
Proceeds from note payable to stockholder	-	-	80,000
Repayment of note payable to stockholder	-	-	(80,000)
Proceeds from sale of shares of common stock to founding stockholders	-	-	25,000
Increase in amount due to stockholder	-	5,000	-
Proceeds from issuance of option	-	-	100
Proceeds from sale of insider units	-	-	1,000,002
Payment of costs of public offering	-	(74,542)	(3,244,468)
Net cash (used in) provided by financing activities	-	(69,542)	39,180,634

Net (decrease) increase in cash and cash equivalents	(85,812)	(70,720)	337,778
Cash and cash equivalents at beginning of period	423,590	80,061	-
Cash and cash equivalents at end of period	$337,778	$9,341	$337,778

Supplemental schedule of non-cash financing activity:

Deferred payment due to underwriter	-	-	$952,200

See accompanying notes to unaudited condensed financial statements.

ASCEND ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. Basis of Presentation

The condensed financial statements at March 31, 2007 and for the three month periods ended March 31, 2007 and 2006 and for the period from December 5, 2005 (inception) to March 31, 2007 are unaudited and include the accounts of Ascend Acquisition Corp. (a corporation in the development stage) (“the Company”). The condensed balance sheet at December 31, 2006 has been derived from the audited financial statements.

In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of the Company as of March 31, 2007 and the results of its operations and its cash flows for the three months ended March 31, 2007 and 2006. All activity from December 5, 2005 (inception) through May 17, 2006 relates to the Company’s formation and the public offering described below. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year.

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

With respect to a Business Combination that is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his shares to cash. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds of the Offering has been classified as common stock subject to conversion and 19.99% of the interest earned on the Trust Account has been recorded as deferred interest in the accompanying balance sheets.

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

3. Income Tax

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The Company adopted FIN 48 on January 1, 2007. Since the Company is a development stage company that began operations on December 5, 2005, there have been no audits of filed tax returns as of this time, however, the Company believes its accruals are sufficient and it does not expect the total amounts of any uncertain tax position to significantly increase or decrease within the next year. The adoption of FIN 48 did not have a material effect on the Company’s financial condition, results of operations or liquidity.

ASCEND ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS - (Continued)

4. Investments Held in Trust

Investments held in trust at March 31, 2007 consist of a Pennsylvania Municipal Money Market trust obligation of $39,563,135, plus accrued interest of $108,103. Investments held in trust at December 31, 2006 consist of a Pennsylvania Municipal Money Market trust obligation of $39,248,419, plus accrued interest of $106,301.

5. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Quarter Ended March 31, 2007	Quarter Ended March 31, 2006	December 5, 2005 (Inception) to March 31, 2007

Numerator: Net income	$136,003	$14	$517,606

Denominator: Average common shares outstanding	8,566,667	1,500,000	6,239,004

Basic and diluted earnings per share	$.02	$.00	$.08

No computation for diluted earnings per share was prepared for the Redeemable Common Stock Purchase Warrants (see Note 6) to purchase an aggregate of 14,133,334 shares of common stock at $5.00 per share and the underwriters’ option (see Note 6) to purchase 300,000 Units at an exercise price of $7.50 per Unit, respectively, that were outstanding at March 31, 2007 because the shares underlying the conversion of the warrants are contingently issuable and the exercise price of the underwriters’ option is in excess of the related market value of the Units.

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

The Initial Stockholders are entitled to registration rights with respect to their founding shares pursuant to an agreement signed on May 11, 2006. The holders of the majority of these shares are entitled to make up to two demands that the Company register these shares at any time commencing February 11, 2009. In addition, the Initial Stockholders have certain "piggy-back" registration rights on registration statements filed subsequent to May 11, 2009.

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

Net income of $136,003 reported for the quarter ended March 31, 2007 consists of $6,250 expense for director and officer liability insurance, $22,500 expense for a monthly administrative services agreement, $3,625 for franchise and state capital stock taxes, $85,956 for legal, accounting and consulting expenses, ($32,700) reversal of prior period state income taxes and $34,134 for other expenses. Interest on the trust fund investment was $253,246, excluding $63,272 of deferred interest, and interest earned on the money market accounts was $2,522.

Net income of $14 reported for the quarter ended March 31, 2006 consists of $154 of expenses, net of interest earned on the money market account of $168.

Net income of $517,606 reported for the period from December 5, 2005 (inception) to March 31, 2007 consists of $22,222 expense for director and officer liability insurance, $80,000 expense for a monthly administrative services agreement, $55,290 for franchise and state capital stock taxes, $162,823 for legal, accounting and consulting expenses and $102,050 for other expenses. Interest on the trust fund investment was $928,947, excluding $232,088 of deferred interest, and interest earned on the money market accounts was $11,044.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (principal executive, financial and accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007. Based upon his evaluation, he concluded that our disclosure controls and procedures were effective.

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

ASCEND ACQUISITION CORP.
By: /s/ Don K. Rice
Don K. Rice
Chairman of the Board, Chief Executive Officer, President and Treasurer (Principal executive officer and principal financial and accounting officer)
Date: May 14, 2007