Form 10QSB
period 2007-06-30
Ascend Acquisition Corp.
filed 2007-08-10
CIK 1350773

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(MARK ONE)

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:    8,566,667 common shares as of August 10, 2007

Transitional Small Business Disclosure Format.   Yes  ☐  No ☒

 PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ASCEND ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED BALANCE SHEETS

	(Unaudited) June 30, 2007	December 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$186,787	$423,590
Investments held in trust	40,005,884	39,354,720
Prepaid expenses and other receivables	11,600	10,028
Deferred income taxes	28,100	28,100
Total assets	$40,232,371	$39,816,438

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$144,208	$42,585
Income taxes payable	28,100	42,800
Deferred interest	298,984	168,816
Deferred payment due to underwriter	952,200	952,200
Total liabilities	1,423,492	1,206,401

Commitments

Common stock, subject to possible conversion, 1,379,310 shares at
conversion value	7,698,189	7,698,189

Stockholders’ Equity:
Preferred stock, $.0001 par value, authorized 1,000,000 shares; none issued	-	-
Common stock, $.0001 par value, authorized 30,000,000 shares; issued and outstanding 8,566,667 shares (which includes 1,379,310 shares subject to possible conversion) and 1,500,000 shares, respectively	857	857
Additional paid-in capital	30,529,388	30,529,388
Retained earnings accumulated during development stage	580,445	381,603
Total stockholders’ equity	31,110,690	30,911,848

Total liabilities and stockholders’ equity	$40,232,371	$39,816,438

See accompanying notes to unaudited condensed financial statements.

ASCEND ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Quarter Ended June 30,		Six Months Ended June 30,		December 5, 2005 (Inception) to June 30,
	2007	2006	2007	2006	2007

General and administrative expenses	$206,380	$54,061	$358,845	$54,215	$628,765

Operating loss	(206,380)	(54,061)	(358,845)	(54,215)	(628,765)

Other income:
Interest income	1,469	1,493	3,991	1,661	12,513
Interest on trust fund investment	267,750	141,387	520,996	141,387	1,196,697
Total other income	269,219	142,880	524,987	143,048	1,209,210

Income before income taxes	62,839	88,819	166,142	88,833	580,445

Income tax (expense) benefit	-	(14,600)	32,700	(14,600)	-

Net income	$62,839	$74,219	$198,842	$74,233	$580,445

Weighted average shares of common
stock outstanding (basic and
diluted)	8,566,667	5,323,443	8,566,667	3,422,284	6,608,668

Earnings per common share (basic and diluted)	$.01	$.01	$.02	$.02	$.09

See accompanying notes to unaudited condensed financial statements.

ASCEND ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,		December 5, 2005 (Inception) to June 30,
	2007	2006	2007
Cash flows from operating activities:
Net income	$198,842	$74,233	$580,445
Adjustments to reconcile net income to net cash used in operating activities:
Interest income on investments held in trust	(651,164)	(176,712)	(1,495,681)
Change in operating assets and liabilities:
Increase in prepaid expenses and other receivables	(1,572)	(27,720)	(11,600)
Increase in deferred tax asset	-	(5,700)	(28,100)
Increase in accounts payable and accrued expenses	101,623	28,802	144,208
(Decrease) increase in income taxes payable	(14,700)	20,300	28,100
Increase in deferred interest	130,168	35,325	298,984
Net cash used in operating activities	(236,803)	(51,472)	(483,644)

Cash flows from investing activities:
Purchase of treasury bills held in trust	-	(7,701,237)	(15,485,695)
Purchase of municipal securities held in trust	-	(30,808,965)	(30,809,507)
Sale/maturity of treasury bills held in trust	-	-	15,613,788
Sale of municipal securities held in trust	-	-	31,176,329
Purchase of Pennsylvania municipal securities held in trust	-	-	(39,005,118)
Net cash used in investing activities	-	(38,510,202)	(38,510,203)

Cash flows from financing activities:
Gross proceeds from initial public offering	-	41,400,000	41,400,000
Proceeds from note payable to stockholder	-	-	80,000
Repayment of note payable to stockholder	-	(80,000)	(80,000)
Proceeds from sale of shares of common stock to founding stockholders	-	-	25,000
Proceeds from issuance of option	-	100	100
Proceeds from sale of insider units	-	1,000,002	1,000,002
Payment of costs of public offering	-	(3,219,468)	(3,244,468)
Net cash provided by financing activities	-	39,100,634	39,180,634

Net (decrease) increase in cash and cash equivalents	(236,803)	538,960	186,787
Cash and cash equivalents at beginning of period	423,590	80,061	-
Cash and cash equivalents at end of period	$186,787	$619,021	$186,787

Supplemental schedule of non-cash financing activity:

Deferred payment due to underwriter	-	$952,200	$952,200

See accompanying notes to unaudited condensed financial statements.

ASCEND ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.  Basis of Presentation

The condensed financial statements at June 30, 2007 and for the three and six month periods ended June 30, 2007 and 2006 and for the period from December 5, 2005 (inception) to June 30, 2007 are unaudited and include the accounts of Ascend Acquisition Corp. (a corporation in the development stage) (“the Company”).  The condensed balance sheet at December 31, 2006 has been derived from the audited financial statements.

In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of the Company as of June 30, 2007 and the results of its operations and its cash flows for the three and six months ended June 30, 2007 and 2006, respectively.  All activity from December 5, 2005 (inception) through May 17, 2006 relates to the Company’s formation and the public offering described below.  Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year.

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

The registration statement for the Company’s initial public offering (“the Offering”) was declared effective May 11, 2006.  The Company consummated the Offering, including the over-allotment option, on May 17, 2006 and May 22, 2006, respectively, and received total net proceeds of approximately $37,203,000 (Note 6).  The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with an operating business (“Business Combination”).  Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination.  An amount of $38,510,202, which includes $1,000,002 relating to the sale of insider units (Note 7) and $952,200 deferred payment due to the underwriter (Note 6), was placed in an interest-bearing trust account (“Trust Account”) until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company.  Under the agreement governing the Trust Account, funds will be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 with a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940.  The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company has signed a definitive agreement for the acquisition of a target business (Note 8) and will submit such transaction for stockholder approval.  In the event that stockholders owning 20% or more of the shares sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. All of the Company’s stockholders prior to the Offering,

ASCEND ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS – (Continued)

2.  Organization and Business Operations (continued)

including all of the officers and directors of the Company (“Initial Stockholders”), have agreed to vote their 1,500,000 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination.  After consummation of a Business Combination, these voting safeguards will no longer be applicable.

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

The Company may face a mandatory liquidation by May 17, 2008 if a business combination is not consummated, which raises substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ASCEND ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS – (Continued)

4. Investments Held in Trust

Investments held in trust at June 30, 2007 consist of a Pennsylvania Municipal Money Market trust obligation of $39,897,089, plus accrued interest of $108,795. Investments held in trust at December 31, 2006 consist of a Pennsylvania Municipal Money Market trust obligation of $39,248,419, plus accrued interest of $106,301.

5.  Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Quarter Ended June 30,		Six Months Ended June 30,		December 5, 2005 (Inception) to June 30,
	2007	2006	2007	2006	2007

Numerator: Net income	$ 62,839	$ 74,219	$ 198,842	$ 74,233	$ 580,445

Denominator: Average common shares outstanding	8,566,667	5,323,443	8,566,667	3,422,284	6,608,668

Basic and diluted earnings per share	$ .01	$ .01	$ .02	$ .02	$ .09

No computation for diluted earnings per share was prepared for the Redeemable Common Stock Purchase Warrants (see Note 6) to purchase an aggregate of 14,133,334 shares of common stock at $5.00 per share and the underwriters’ option (see Note 6) to purchase 300,000 Units at an exercise price of $7.50 per Unit, respectively, that were outstanding at June 30, 2007 because the shares underlying the conversion of the warrants are contingently issuable and the exercise price of the underwriters’ option is in excess of the related market value of the Units.

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

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS – (Continued)

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

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS – (Continued)

7.  Commitments (continued)

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

8.  Subsequent Event

On July 31, 2007, the Company announced that it has signed a definitive agreement to acquire e.PAK Resources (S) Pte. Ltd. (“ePAK”), a privately held, full-service supplier of semiconductor transfer and handling products.

Pursuant to the agreement, ePAK’s common stockholders and holders of ePAK’s parent company’s stock options and other rights (collectively, the “ePAK’s stockholders”) will receive shares and options exercisable into shares aggregating approximately 8.6 million shares of ePak International, the post-transaction public company.

ePAK’s stockholders will also be entitled to receive, on an all or none basis, an additional 88,525 shares, for each of the next three fiscal years beginning with the fiscal year ending December 31, 2008, if the combined company achieves the following EBITDA targets:

FY Ending December 31,	EBITDA Target
2008	$14,727,000
2009	$24,268,000
2010	$37,935,000

ASCEND ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS – (Continued)

8.  Subsequent Event (continued)

As additional consideration, ePAK’s stockholders will be entitled to receive up to 442,625 shares if the last reported sales price on any twenty trading days during any consecutive thirty day trading period within six months of the closing of the transaction meets or exceeds the following values:

Share Price Trigger	Number of Market Price Shares
$6.00	88,525
$6.50	88,525
$7.00	88,525
$7.50	88,525
$8.00	88,525

In addition, ePAK stockholders will be entitled to 442,625 shares upon the redemption of ePAK International’s publicly traded warrants and its corresponding receipt of funds.

In connection with the closing of the transactions, expected in the fourth quarter of 2007 or first quarter of 2008, the Company will be amalgamated with its wholly owned Bermuda subsidiary, Ascend Company Limited, with the company continuing after the amalgamation being renamed ePAK International Ltd. and existing as public company domiciled in Bermuda.  Common stock and warrants of ePAK International will be issued in exchange for all of the outstanding common stock and warrants of Ascend, on a one-for-one basis.  Accordingly, following the closing, all of the stockholders and warrant holders of Ascend and the shareholders of ePAK will be the security holders of ePAK International.

Following the closing of the transaction, the post-transaction public company will be renamed ePAK International Ltd.  It is expected that ePAK International’s common stock and warrants will trade on the NASDAQ Global Market.

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

Recent Developments

On July 31, 2007, the Company announced that it has signed a definitive agreement to acquire e.PAK Resources (S) Pte. Ltd. (“ePAK”), a privately held, full-service supplier of semiconductor transfer and handling products.     ePAK was established in 1999 by a team of semiconductor industry veterans.  ePAK’s product areas include IC transport, wafer, and electronic systems handling.  The company’s products are sold globally to a blue chip customer list of semiconductor companies, equipment suppliers, and assembly and test vendors.  The company’s low-cost, large-scale manufacturing operations in Shenzhen, PRC are centrally located to the semiconductor industry.  ePAK is based in Austin, TX and maintains nine sales offices worldwide.

Pursuant to the agreement, ePAK’s common stockholders and holders of ePAK’s parent company’s stock options and other rights (collectively, the “ePAK’s stockholders”) will receive shares and options exercisable into shares aggregating approximately 8.6 million shares of ePak International, the post-transaction public company.

ePAK’s stockholders will also be entitled to receive, on an all or none basis, an additional 88,525 shares, for each of the next three fiscal years beginning with the fiscal year ending December 31, 2008, if the combined company achieves the following EBITDA targets:

FY Ending December 31,	EBITDA Target
2008	$14,727,000
2009	$24,268,000
2010	$37,935,000

As additional consideration, ePAK’s stockholders will be entitled to receive up to 442,625 shares if the last reported sales price on any twenty trading days during any consecutive thirty day trading period within six months of the closing of the transaction meets or exceeds the following values:

Share Price Trigger	Number of Market Price Shares
$6.00	88,525
$6.50	88,525
$7.00	88,525
$7.50	88,525
$8.00	88,525

In addition, ePAK stockholders will be entitled to 442,625 shares upon the redemption of ePAK International’s publicly traded warrants and its corresponding receipt of funds.

In connection with the closing of the transactions, expected in the fourth quarter of 2007 or first quarter of 2008, the Company will be amalgamated with its wholly owned Bermuda subsidiary, Ascend Company Limited, with the company continuing after the amalgamation being renamed ePAK International Ltd. and existing as public company domiciled in Bermuda.  Common stock and warrants of ePAK International will be issued in exchange for all of the outstanding common stock and warrants of Ascend, on a one-for-one basis.  Accordingly, following the closing, all of the stockholders and warrant holders of Ascend and the shareholders of ePAK will be the security holders of ePAK International.

Following the closing of the transaction, the post-transaction public company will be renamed ePAK International Ltd.  It is expected that ePAK International’s common stock and warrants will trade on the NASDAQ Global Market.

Net income of $62,839 reported for the quarter ended June 30, 2007 consists of $6,278 expense for director and officer liability insurance, $22,500 expense for a monthly administrative services agreement, $9,125 for franchise and state capital stock taxes, $151,252 for legal, accounting and consulting expenses (which includes $149,552 of third party legal and consulting costs related to the merger) and $17,225 for other expenses.  Interest on the trust fund investment was $267,750, excluding $66,896 of deferred interest, and interest earned on the money market accounts was $1,469.

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

Net income of $198,842 reported for the six months ended June 30, 2007 consists of $12,528 expense for director and officer liability insurance, $45,000 expense for a monthly administrative services agreement, $12,750 for franchise and state capital stock taxes, $237,208 for legal, accounting and consulting expenses (which includes $216,805 of third party legal and consulting costs related to the merger), ($32,700) reversal of prior period state income taxes and $51,359 for other expenses.  Interest on the trust fund investment was $520,996, excluding $130,168 of deferred interest, and interest earned on the money market accounts was $3,991.

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

Net income of $580,445 reported for the period from December 5, 2005 (inception) to June 30, 2007 consists of $28,500 expense for director and officer liability insurance, $102,500 expense for a monthly administrative services agreement, $64,415 for franchise and state capital stock taxes, $314,075 for legal, accounting and consulting expenses (which includes $216,805 of third party legal and consulting costs related to the merger) and $119,275 for other expenses.  Interest on the trust fund investment was $1,196,697, excluding $298,894 of deferred interest, and interest earned on the money market accounts was $12,513.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (principal executive, financial and accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007. Based upon his evaluation, he concluded that our disclosure controls and procedures were effective.

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

Date:  August 10, 2007