Form 10QSB
period 2007-09-30
Ascend Acquisition Corp.
filed 2007-11-14
CIK 1350773

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(MARK ONE)

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:    8,566,667 common shares as of November 14, 2007

Transitional Small Business Disclosure Format.   Yes  ☐  No ☒

 PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ASCEND ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED BALANCE SHEETS

	(Unaudited) September 30, 2007	December 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$68,494	$423,590
Investments held in trust	40,340,875	39,354,720
Prepaid expenses and other receivables	9,810	10,028
Deferred income taxes	28,100	28,100
Total assets	$40,447,279	$39,816,438

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$372,450	$42,585
Income taxes payable	28,100	42,800
Deferred interest	365,948	168,816
Deferred payment due to underwriter	952,200	952,200
Total liabilities	1,718,698	1,206,401

Commitments

Common stock, subject to possible conversion, 1,379,310 shares at
conversion value	7,698,189	7,698,189

Stockholders’ Equity:
Preferred stock, $.0001 par value, authorized 1,000,000 shares; none issued	-	-
Common stock, $.0001 par value, authorized 30,000,000 shares; issued and outstanding 8,566,667 shares (which includes 1,379,310 shares subject to possible conversion) and 1,500,000 shares, respectively	857	857
Additional paid-in capital	30,529,388	30,529,388
Retained earnings accumulated during development stage	500,147	381,603
Total stockholders’ equity	31,030,392	30,911,848

Total liabilities and stockholders’ equity	$40,447,279	$39,816,438

See accompanying notes to unaudited condensed financial statements.

ASCEND ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Quarter Ended September 30,		Nine Months Ended September 30,		December 5, 2005 (Inception) to September 30,
	2007	2006	2007	2006	2007

General and administrative expenses	$348,500	$140,681	$707,345	$194,896	$977,266

Operating loss	(348,500)	(140,681)	(707,345)	(194,896)	(977,266)

Other income:
Interest income	176	3,615	4,167	5,276	12,689
Interest on trust fund investment	268,026	283,174	789,022	424,561	1,464,724
Total other income	268,202	286,789	793,189	429,837	1,477,413

Income (loss) before income taxes	(80,298)	146,108	85,844	234,941	500,147

Income tax (expense) benefit	-	(3,300)	32,700	(17,900)	-

Net income (loss)	$(80,298)	$142,808	$118,544	$217,041	$500,147

Weighted average shares of common
stock outstanding (basic and
diluted)	8,566,667	8,566,667	8,566,667	5,155,922	6,879,549

Earnings (loss) per common share (basic and diluted)	$(.01)	$.02	$.01	$.04	$.07

See accompanying notes to unaudited condensed financial statements.

ASCEND ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,		December 5, 2005 (Inception) to June 30,
	2007	2006	2007
Cash flows from operating activities:
Net income	$118,544	$217,041	$500,147
Adjustments to reconcile net income to net cash used in operating activities:
Interest income on investments held in trust	(986,155)	(530,635)	(1,830,672)
Change in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other receivables	218	(18,066)	(9,810)
Increase in deferred tax asset	-	(41,700)	(28,100)
Increase in accounts payable and accrued expenses	329,865	83,256	372,450
(Decrease) increase in income taxes payable	(14,700)	59,600	28,100
Increase in deferred interest	197,132	106,074	365,948
Net cash used in operating activities	(355,096)	(124,430)	(601,937)

Cash flows from investing activities:
Purchase of treasury bills held in trust	-	(7,701,237)	(15,485,695)
Purchase of municipal securities held in trust	-	(30,808,965)	(30,809,507)
Sale/maturity of treasury bills held in trust	-	7,828,789	15,613,788
Sale of municipal securities held in trust	-	31,176,330	31,176,329
Purchase of Pennsylvania municipal securities held in trust	-	(39,005,118)	(39,005,118)
Net cash used in investing activities	-	(38,510,201)	(38,510,203)

Cash flows from financing activities:
Gross proceeds from initial public offering	-	41,400,000	41,400,000
Proceeds from note payable to stockholder	-	-	80,000
Repayment of note payable to stockholder	-	(80,000)	(80,000)
Proceeds from sale of shares of common stock to founding stockholders	-	-	25,000
Proceeds from issuance of option	-	100	100
Proceeds from sale of insider units	-	1,000,002	1,000,002
Payment of costs of public offering	-	(3,219,468)	(3,244,468)
Net cash provided by financing activities	-	39,100,634	39,180,634

Net (decrease) increase in cash and cash equivalents	(355,096)	466,003	68,494
Cash and cash equivalents at beginning of period	423,590	80,061	-
Cash and cash equivalents at end of period	$68,494	$546,064	$68,494

Supplemental schedule of non-cash financing activity:

Deferred payment due to underwriter	-	$952,200	$952,200

See accompanying notes to unaudited condensed financial statements.

ASCEND ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.  Basis of Presentation

The condensed financial statements at September 30, 2007 and for the three and nine month periods ended September 30, 2007 and 2006 and for the period from December 5, 2005 (inception) to September 30, 2007 are unaudited and include the accounts of Ascend Acquisition Corp. (a corporation in the development stage) (“the Company”).  The condensed balance sheet at December 31, 2006 has been derived from the audited financial statements.

In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of the Company as of September 30, 2007 and the results of its operations and its cash flows for the three and nine months ended September 30, 2007 and 2006, respectively.  All activity from December 5, 2005 (inception) through May 17, 2006 relates to the Company’s formation and the public offering described below.  Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year.

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

The registration statement for the Company’s initial public offering (“the Offering”) was declared effective May 11, 2006.  The Company consummated the Offering, including the over-allotment option, on May 17, 2006 and May 22, 2006, respectively, and received total net proceeds of approximately $37,203,000 (Note 6).  The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with an operating business (“Business Combination”).  Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination.  An amount of $38,510,202, which includes $1,000,002 relating to the sale of insider units (Note 8) and $952,200 deferred payment due to the underwriter (Note 6), was placed in an interest-bearing trust account (“Trust Account”) until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company.  Under the agreement governing the Trust Account, funds will be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 with a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940.  The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company has signed a definitive agreement for the acquisition of a target business (Note 9) and will submit such transaction for stockholder approval.  In the event that stockholders owning 20% or more of the shares sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. All of the Company’s stockholders prior to the Offering,

ASCEND ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS – (Continued)

2.  Organization and Business Operations (continued)

including all of the officers and directors of the Company (“Initial Stockholders”), have agreed to vote their 1,500,000 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination.  After consummation of a Business Combination, these voting safeguards will no longer be applicable.

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

The Company’s Amended and Restated Certificate of Incorporation provides for mandatory liquidation of the Company in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering (November 17, 2007), or 24 months from the consummation of the Offering (May 17, 2008) if certain extension criteria have been satisfied.  These extension criteria have been satisfied.  Accordingly, the Company has until May 17, 2008 to complete a Business Combination.  In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering due to costs related to the Offering, general and administrative expenses incurred prior to the liquidation event and since no value would be attributed to the Warrants contained in the Units sold (Note 6).

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

ASCEND ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS – (Continued)

4. Investments Held in Trust

Investments held in trust at September 30, 2007 consist of a Pennsylvania Municipal Money Market trust obligation of $40,228,152, plus accrued interest of $112,723. Investments held in trust at December 31, 2006 consist of a Pennsylvania Municipal Money Market trust obligation of $39,248,419, plus accrued interest of $106,301.

5.  Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Quarter Ended September 30,		Six Months Ended September 30,		December 5, 2005 (Inception) to September 30,
	2007	2006	2007	2006	2007

Numerator: Net income (loss)	$ (80,298)	$ 142,808	$ 118,544	$ 217,041	$ 500,147

Denominator: Average common shares outstanding	8,566,667	8,566,667	8,566,667	5,155,922	6,879,549

Basic and diluted earnings (loss) per share	$ (.01)	$ .02	$ .01	$ .04	$ .07

No computation for diluted earnings per share was prepared for the Redeemable Common Stock Purchase Warrants (see Note 6) to purchase an aggregate of 14,133,334 shares of common stock at $5.00 per share and the underwriters’ option (see Note 6) to purchase 300,000 Units at an exercise price of $7.50 per Unit, respectively, that were outstanding at September 30, 2007 because the shares underlying the conversion of the warrants are contingently issuable and the exercise price of the underwriters’ option is in excess of the related market value of the Units.

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

8.  Merger

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

Results of Operations

Net loss of $80,298 reported for the quarter ended September 30, 2007 consists of $6,300 expense for director and officer liability insurance, $22,500 expense for a monthly administrative services agreement, $9,725 for franchise and state capital stock taxes, $263,068 for legal, accounting and consulting expenses (which includes $241,461 of third party legal and consulting costs related to the merger) and $46,907 for other expenses.  Interest on the trust fund investment was $268,026, excluding $66,964 of deferred interest, and interest earned on the money market accounts was $176.

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

Net income of $118,544 reported for the nine months ended September 30, 2007 consists of $18,828 expense for director and officer liability insurance, $67,500 expense for a monthly administrative services agreement, $22,475 for franchise and state capital stock taxes, $500,276 for legal, accounting and consulting expenses (which includes $458,266 of third party legal and consulting costs related to the merger), ($32,700) reversal of prior period state income taxes and $98,266 for other expenses.  Interest on the trust fund investment was $789,022, excluding $197,132 of deferred interest, and interest earned on the money market accounts was $4,167.

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

Net income of $500,147 reported for the period from December 5, 2005 (inception) to September 30, 2007 consists of $34,800 expense for director and officer liability insurance, $125,000 expense for a monthly administrative services agreement, $74,140 for franchise and state capital stock taxes, $577,143 for legal, accounting and consulting expenses (which includes $458,266 of third party legal and consulting costs related to the merger) and $166,182 for other expenses.  Interest on the trust fund investment was $1,464,724, excluding $365,958 of deferred interest, and interest earned on the money market accounts was $12,689.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (principal executive, financial and accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007. Based upon his evaluation, he concluded that our disclosure controls and procedures were effective.

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

Date:  November 14, 2007