Form 10KSB
period 2007-12-31
Ascend Acquisition Corp.
filed 2008-03-28
CIK 1350773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
(MARK ONE)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

State the aggregate market value of voting and non-voting common equity held by non-affiliates of registrant based upon the average bid and asked sale price on March 24, 2008: $39,468,000

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:    8,566,667 as of March 24, 2008

DOCUMENTS INCORPORATED BY REFERENCE

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

Don K. Rice, our chairman of the board, chief executive officer, president and treasurer, purchased 166,667 Units at $6.00 per unit (for an aggregate purchase price of $1,000,002) from us simultaneously with the consummation of the Offering.  The “insider units” are identical to the Offering units; however, Mr. Rice has waived his right to receive distributions upon our liquidation prior to a business combination with respect to the securities underlying the insider units.  Additionally, he has agreed that the insider units and underlying securities will not be sold or transferred by him until after we have completed a business combination.

Our management has broad discretion with respect to the specific application of the net proceeds of the Offering.  $38,510,202, which includes $1,000,002 relating to the sale of insider units and $952,200 deferred payment due to the underwriter in the Offering, of these net proceeds has been placed in a trust account and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 with a maturity of 180 days or less, or in registered money market funds operating in compliance with Rule 2a-7 promulgated under the Investment Company Act of 1940.  The funds held in the trust account will not be released until the earlier of the date on which we consummate a business combination or liquidate our assets.

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

Recent Developments

On July 31, 2007, we announced that we had signed a definitive agreement to acquire e.PAK Resources (S) Pte. Ltd. (“ePAK”), a privately held, full-service supplier of semiconductor transfer and handling products.   ePAK was established in 1999 by a team of semiconductor industry veterans.  ePAK’s product areas include IC transport, wafer, and electronic systems handling.  The company’s products are sold globally to a blue chip customer list of semiconductor companies, equipment suppliers, and assembly and test vendors.  The company’s low-cost, large-scale manufacturing operations in Shenzhen, PRC are centrally located to the semiconductor industry.  ePAK is based in Austin, TX and maintains nine sales offices worldwide.

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

In connection with the acquisition of ePAK, the domicile of our public company will be moved from Delaware to Bermuda.  This redomestication will be accomplished through a merger of Ascend and Ascend Merger Corp., a Delaware corporation and wholly owned subsidiary of ePAK International Limited, with Ascend surviving the merger as a wholly owned subsidiary of ePAK International.  ePAK International is a newly formed Bermuda company.  In connection with the redomestication, all of Ascend’s outstanding common stock will be converted into shares of the common stock of ePAK International on a one-for-one basis.  All of Ascend’s outstanding warrants will be assumed by ePAK International and their terms will remain the same, except that they will be exercisable for shares of the common stock of ePAK International.  After the merger of Ascend and Ascend Merger Corp., Ascend will liquidate or amalgamate with ePAK International and all of Ascend’s assets and liabilities will be transferred to ePAK International.

Following the closing of the transaction, all of our stockholders and warrant holders and the shareholders of ePAK will be the securityholders of ePAK International.  It is expected that ePAK International’s common stock and warrants will trade on the NASDAQ Global Market.

For a more complete discussion of our proposed business combination, see the Preliminary Proxy Statement of ePAK International Ltd. filed with the SEC on February 1, 2008.

The closing of the transaction is expected to take place in the second quarter of 2008.  However, as described below, if we do not complete the business combination by May 17, 2008, we will be forced to dissolve and liquidate.

Opportunity for stockholder approval of business combination

We agreed to submit the ePAK transaction to our stockholders for approval, even if the nature of the acquisition was such as would not ordinarily require stockholder approval under applicable state law.  In connection with seeking stockholder approval of a business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, as amended, which, among other matters, will include a description of the operations of the target business and audited historical financial statements of the business.

In connection with the vote required for any business combination, all of our initial officers, directors and stockholders (collectively, our “Founders”) have agreed to vote their respective initial shares and the shares included within the insider units (“Founder Shares”) in accordance with the majority of the shares of common stock voted by the public stockholders.  This voting arrangement shall not apply to shares included in units purchased in the Offering or purchased following the Offering in the open market by any of our initial stockholders, officers and directors.  Accordingly, they may vote these shares on a proposed business combination any way they choose. We will proceed with the business combination only if a majority of the shares of common stock voted by the public stockholders are voted in favor of the business combination and public stockholders owning less than 20% of the shares sold in the Offering exercise their conversion rights and vote against the business combination.

Conversion rights

At the time we seek stockholder approval of our business combination with ePAK, we will offer each public stockholder the right to have such stockholder’s share of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and completed.  Our initial stockholders will not have such conversion rights with respect to any shares of common stock owned by them, directly or indirectly, whether included in their initial shares, included in their insider units or purchased by them in the Offering or in the aftermarket.  The actual per-share conversion price will be equal to the amount in the trust account, inclusive of any interest (calculated as of two business days prior to the consummation of the proposed business combination), divided by the number of shares sold in the Offering.  As of December 31, 2007, the per-share conversion price would have been $5.89.  An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to the proposed business combination with ePAK at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and completed.  Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting.  It is anticipated that the funds to be distributed to stockholders entitled to convert their shares who elect conversion will be distributed promptly after completion of the business combination.  Public stockholders who convert their stock into their share of the trust account still have the right to exercise any warrants they still hold.

We will not complete any business combination if public stockholders, owning 20% or more of the shares sold in the Offering, both exercise their conversion rights and vote against the business combination.

Liquidation if no business combination

We are required to complete our business combination with ePAK by May 17, 2008.  Otherwise, our certificate of incorporation requires us to dissolve and distribute all of our assets.  Accordingly, if the business combination with ePAK is not consummated by May 17, 2008, we anticipate that, promptly after such date, the following will occur:

•
our board of directors will convene and adopt a specific plan of dissolution and liquidation, which it will then vote to recommend to our stockholders; at such time we will also cause to be prepared a preliminary proxy statement/prospectus setting out such plan of dissolution and liquidation as well as the board’s recommendation of such plan;

•	we will promptly file a preliminary proxy statement/prospectus with the Securities and Exchange Commission;

•
if the Securities and Exchange Commission does not review the preliminary proxy statement/prospectus, then, 10 days following the filing of such preliminary proxy statement/prospectus, we will mail the definitive proxy statement/prospectus to our stockholders, and 10 to 20 days following the mailing of such definitive proxy statement/prospectus, we will convene a meeting of our stockholders, at which they will vote on our plan of dissolution and liquidation; and

•
if the Securities and Exchange Commission does review the preliminary proxy statement/prospectus, we currently estimate that we will receive their comments 30 days after the filing of such proxy statement/prospectus. We would then mail the definite proxy statement/prospectus to our stockholders following the conclusion of the comment and review process (the length of which we cannot predict with any certainty, and which may be substantial) and we will convene a meeting of Ascend’s stockholders at which they will vote on our plan of dissolution and liquidation.

We expect that all costs associated with the implementation and completion of our plan of dissolution and liquidation will be funded by any remaining net assets not held in the trust account, although we cannot assure you that there will be sufficient funds for such purpose. If such funds are insufficient, we anticipate that our management will advance us the funds necessary to complete such dissolution and liquidation (currently anticipated to be no more than $50,000) and not seek reimbursements thereof.

Upon dissolution, we will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount in the trust account, inclusive of any interest, plus any remaining net assets.  The Founders have waived their rights to participate in any liquidation distribution with respect to their Founder Shares and their shares included within the insider units.  There will be no distribution from the trust account with respect to our warrants which will expire worthless.  Upon notice from us, the trustee of the trust account will liquidate the investments constituting the trust account and will turn over the proceeds to our transfer agent for distribution to our public stockholders.  We will not liquidate the trust account unless and until our stockholders approve our plan of dissolution and liquidation.  Accordingly, the above-referenced procedures may result in substantial delays in our liquidation and the distribution to our public stockholders of the funds in our trust account and any remaining net assets as part of our plan of dissolution and liquidation.

If we were to expend all of the net proceeds of the Offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share liquidation price as of December 31, 2007 would have been $5.89. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors, which could have higher priority than the claims of our public stockholders.  We cannot assure you that the actual per-share liquidation price will not be less than $5.89, plus interest, due to claims of creditors.  Don K. Rice has personally agreed, pursuant to an agreement with us and EarlyBirdCapital that, if we liquidate prior to the consummation of a business combination, he will be personally liable to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted or products sold to us in excess of the net proceeds of the Offering not held in the trust account.  We cannot assure you, however, that he would be able to satisfy those obligations.

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

Competition

If we succeed in effecting the business combination with ePAK, there will be intense competition from competitors of  ePAK.  For a more complete discussion of the risks that will be applicable to us following the business combination with ePAK, see our filings referred to above under “Recent Developments.”  We cannot assure you that, subsequent to our business combination, we will have the resources or ability to compete effectively.

Employees

We have two executive officers.  These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as he deems necessary to our affairs.  The amount of time they will devote in any time period will vary based on the demands of closing the business combination with ePAK.  We do not intend to have any full time employees prior to the consummation of a business combination.

Risks associated with our business

In addition to other information included in this report, you should consider all the risks relating to the business combination with ePAK and our operations following the business combination with ePAK that are described in our filings referred to above under “Recent Developments.”  You should also consider the following factors in evaluating our business and future prospects.

If we are unable to complete the business combination with ePAK and are forced to dissolve and liquidate, third parties may bring claims against us and, as a result, the proceeds held in trust could be reduced and the per-share liquidation price received by stockholders will be less than $5.89 per share, plus interest.

If we are unable to complete the business combination with ePAK by May 17, 2008 and are forced to dissolve and liquidate, third parties may bring claims against us.  Although we have obtained waiver agreements from the vendors and service providers we have engaged and owe money to, and the prospective target businesses we have negotiated with, whereby such parties have waived any right, title, interest or claim of any kind they may have in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will not seek recourse against the trust account notwithstanding such agreements.  Accordingly, the proceeds held in trust could be subject to claims which could take priority over the claims of our public stockholders.  If we are forced to liquidate and distribute the proceeds held in trust to our public stockholders, Don K. Rice, our chairman of the board, chief executive officer, president and treasurer, has agreed that he will be personally liable to ensure that the proceeds in the trust account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us.  However, we cannot assure you that he will be able to satisfy those obligations.  Accordingly, we cannot assure you that the per-share distribution from the trust fund, if we liquidate, will not be less than $5.89 due to such claims.

If we do not consummate the business combination with ePAK by May 17, 2008 and are forced to dissolve and liquidate, payments from the trust account to our public stockholders may be delayed.

If we do not consummate the business combination with ePAK by May 17, 2008, we will dissolve and liquidate. We anticipate that, promptly after such date, the following will occur:

•
our board of directors will convene and adopt a specific plan of dissolution and liquidation, which it will then vote to recommend to our stockholders; at such time we will also cause to be prepared a preliminary proxy statement/prospectus setting out such plan of dissolution and liquidation as well as the board’s recommendation of such plan;

•	we will promptly file a preliminary proxy statement/prospectus with the Securities and Exchange Commission;

•
if the Securities and Exchange Commission does not review the preliminary proxy statement/prospectus, then, 10 days following the filing of such preliminary proxy statement/prospectus, we will mail the definitive proxy statement/prospectus to our stockholders, and 10 to 20 days following the mailing of such definitive proxy statement/prospectus, we will convene a meeting of our stockholders, at which they will vote on our plan of dissolution and liquidation; and

•
if the Securities and Exchange Commission does review the preliminary proxy statement/prospectus, we currently estimate that we will receive their comments 30 days after the filing of such proxy statement/prospectus. We would then mail the definite proxy statement/prospectus to our stockholders following the conclusion of the comment and review process (the length of which we cannot predict with any certainty, and which may be substantial) and we will convene a meeting of Ascend’s stockholders at which they will vote on our plan of dissolution and liquidation.

We expect that all costs associated with the implementation and completion of our plan of dissolution and liquidation will be funded by any remaining net assets not held in the trust account, although we cannot assure you that there will be sufficient funds for such purpose. If such funds are insufficient, we anticipate that our management will advance us the funds necessary to complete such dissolution and liquidation (currently anticipated to be no more than $50,000) and not seek reimbursements thereof.

We will not liquidate the trust account unless and until our stockholders approve our plan of dissolution and liuidation.  Accordingly, the foregoing procedures may result in substantial delays in our liquidation and the distribution to our public stockholders of the funds in our trust account and any remaining net assets as part of our plan of dissolution and liquidation.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

We will liquidate and dissolve if we do not complete the business combination with ePAK by May 17, 2008.  Under Sections 280 through 282 of Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution.  If the corporation complies with certain procedures intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any  liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.  However, it is our intention to make liquidating distributions to our stockholders as soon as reasonably possible after dissolution and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them in a dissolution and any liability of our stockholders may extend beyond the third anniversary of such dissolution.  Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us that are not dismissed, any distributions received by stockholders in Ascend’s dissolution might be viewed under applicable debtor/creditor or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by Ascend’s stockholders in Ascend’s dissolution. Furthermore, because we intend to distribute the proceeds held in the trust account to Ascend’s public stockholders as soon as possible after Ascend’s dissolution, this may be viewed or interpreted as giving preference to Ascend’s public stockholders over any potential creditors with respect to access to or distributions from Ascend’s assets. Furthermore, Ascend’s board of directors may be viewed as having breached their fiduciary duties to Ascend’s creditors or may have acted in bad faith, and thereby exposing itself and Ascend’s company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors or complying with certain provisions of the Delaware General Corporation Law with respect to our dissolution and liquidation. We cannot assure you that claims will not be brought against us for these reasons.

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

No warrants will be exercisable and we will not be obligated to issue shares of common stock unless the common stock issuable upon such exercise has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. Because the exemptions from qualification in certain states for resales of warrants and for issuances of common stock by the issuer upon exercise of a warrant may be different, a warrant may be held by a holder in a state where an exemption is not available for issuance of common stock upon an exercise and the holder will be precluded from exercise of the warrant. At the time that the warrants become exercisable (following our completion of a business combination), we expect to become listed on a national securities exchange which would provide an exemption from registration in every state,.  Accordingly, we believe holders in every state will be able to exercise their warrants as long as our prospectus relating to the common stock issuable upon exercise of the warrants is current. However, we cannot assure you of this fact.  As a result, the warrants may be deprived of any value, the market for the warrants may be limited and the holders of warrants may not be able to exercise their warrants if the common stock issuable upon such exercise is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside.

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

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2007.

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

	Units		Common Stock		Warrants
2006	High	Low	High	Low	High	Low
Second Quarter (starting May 12)	$6.23	$5.98	N/A	N/A	N/A	N/A
Third Quarter	$6.20	$5.92	$5.37	$5.20	$0.45	$0.22
Fourth Quarter	$6.20	$5.97	$5.35	$5.29	$0.41	$0.35

	Units		Common Stock		Warrants
2007	High	Low	High	Low	High	Low
First Quarter	$6.65	$6.11	$5.59	$5.35	$0.49	$0.35
Second Quarter	$6.85	$6.60	$5.65	$5.54	$0.59	$0.47
Third Quarter	$6.99	$6.30	$5.70	$5.51	$0.65	$0.40
Fourth Quarter	$6.90	$6.50	$5.80	$5.58	$0.62	$0.37

	Units		Common Stock		Warrants
2008	High	Low	High	Low	High	Low
First Quarter*	$6.52	$6.14	$5.80	$5.63	$0.42	$0.12

*Through March 24, 2008.

We have not paid any cash dividends on the common stock and we do not intend to pay any dividends prior to the consummation of a business combination.

As of March 24, 2008, we had 2 holders of record of our units, 5 holders of record of our common stock and 1 holder of record of our warrants.

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

Net income of $6,434 reported for the year ended December 31, 2007 consists of $25,072 expense for director and officer liability insurance, $90,000 expense for a monthly administrative services agreement, $31,496 for franchise and state capital stock taxes, $828,622 for legal, accounting and consulting expenses (which includes $776,435 of third party legal and consulting costs related to the merger), ($32,700) reversal of prior period state income taxes and $96,980 for other expenses.  Interest on the trust fund investment was $1,041,737, excluding $260,272 of deferred interest, and interest earned on the money market accounts was $4,167.

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

Net income of $388,037 reported for the period from December 5, 2005 (inception) to December 31, 2007 consists of $41,044 expense for director and officer liability insurance, $147,500 expense for a monthly administrative services agreement, $83,161 for franchise and state capital stock taxes, $905,459 for legal, accounting and consulting expenses (which includes $776,435 of third party legal and consulting costs related to the merger) and $164,896 for other expenses.  Interest on the trust fund investment was $1,717,438, excluding $429,087 of deferred interest, and interest earned on the money market accounts was $12,689.

We consummated our Offering on May 17, 2006 and the over-allotment option on May 22, 2006.  $38,510,202, which includes $36,558,000 of the net proceeds of the Offering, $1,000,002 related to the sale of insider units and $952,200 deferred payment due to the underwriter, is held in trust and the remaining proceeds wre made available to us to be used to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.  We intend to use substantially all of the net proceeds of the Offering, including the funds held in the trust account (excluding the deferred portion of the underwriters discounts and commission), to acquire a target business.  To the extent that our capital stock is used in whole or in part as consideration to effect the business combination with ePAK, the remaining proceeds held in the trust account will be used as working capital to finance the operations of ePak.

We believe that we have sufficient available funds outside of the trust account to operate  until May 17, 2008, assuming that a business combination is not consummated during that time.  We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business.  However, we may need to raise additional funds through a private offering of debt or equity securities if it is required to consummate the business combination with ePak.  We would only consummate such a fundraising simultaneously with the consummation of a business combination.

We are obligated, commencing May 11, 2006 and ending upon the consummation of our business combination or our dissolution and liquidation, to pay to 400 Building LLC, an affiliate of Arthur Spector, our special advisor, a monthly fee of $7,500 for general and administrative services.

On December 20, 2005, Don K. Rice advanced an aggregate of $80,000 to us for payment of offering expenses on our behalf.  The loan was payable without interest on the earlier of December 20, 2006 or the consummation of the Offering.  This loan was repaid on May 24, 2006 out of proceeds of the Offering.

Don K. Rice had also purchased 166,667 units at $6.00 per unit (for an aggregate purchase price of $1,000,002) from us.  This purchase took place on a private placement basis simultaneously with the consummation of the Offering on May 17, 2006.

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

We intend to reimburse our officers and directors for any reasonable out-of-pocket expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. From our inception through March 24, 2008, we have reimbursed our officers and directors an aggregate of $72,373 incurred by them on our behalf.

As indicated in the accompanying financial statements, we are assuming that we will continue as a going concern.  As discussed elsewhere, however, we must consummate the business combination with ePAK by May 17, 2008 or else we are required to liquidate and dissolve.  The financial statements do not reflect this contingency.

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

Item 7. Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Ascend Acquisition Corp.

We have audited the accompanying balance sheet of Ascend Acquisition Corp. (a corporation in the development stage) as of December 31, 2007, and the related statements of operations, stockholders' equity, and cash flows for the year then ended and the amounts included in the cumulative columns in the statements of operations and cash flows for the year ended December 31, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ascend Acquisition Corp. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the year then ended and the amounts included in the cumulative columns in the statements of operations and cash flows for the year ended December 31, 2007 in conformity with accounting principles generally accepted in the United States.

We were not engaged to examine management’s assertion about the effectiveness of Ascend Acquisition Corp.’s internal control over financial reporting as of December 31, 2007 included in the accompanying “Management’s Report on Internal Control over Financial Reporting” and, accordingly, we do not express an opinion thereon.

The accompanying financial statements have been prepared assuming that Ascend Acquisition Corp. will continue as a going concern.  As discussed in Note 1 to the financial statements, Ascend Acquisition Corp. may face a mandatory liquidation by May 17, 2008 if a business combination is not consummated, which raises substantial doubt about its ability to continue as a going concern.  Management’s efforts to achieve a business combination are described in Note 9 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ McGladrey & Pullen, LLP

New York, New York
March 24, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Ascend Acquisition Corp.

We have audited the accompanying balance sheet of Ascend Acquisition Corp. (a corporation in the development stage) as of December 31, 2006, and the related statements of operations, stockholders' equity, and cash flows for the year then ended and the period included in the cumulative columns from December 5, 2005 (inception) to December 31, 2006.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ascend Acquisition Corp. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the year then ended and the period included in the cumulative columns from December 5, 2005 (inception) to December 31, 2006 in conformity with accounting principles generally accepted in the United States.

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

/s/ GOLDSTEIN GOLUB KESSLER LLP

New York, New York
February 22, 2007

ASCEND ACQUISITION CORP.
(a corporation in the development stage)

BALANCE SHEETS

	December 31, 2007	December 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$10,508	$423,590
Investments held in trust	40,656,728	39,354,720
Prepaid expenses	10,937	10,028
Deferred income taxes	29,900	28,100
Total assets	$40,708,073	39,816,438

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$680,414	$42,585
Income taxes payable	29,900	42,800
Deferred interest	429,088	168,816
Deferred payment due to underwriter	952,200	952,200
Total liabilities	2,091,602	1,206,401

Commitments

Common stock, subject to possible conversion, 1,379,310 shares	7,698,189	7,698,189

Stockholders’ Equity:
Preferred stock, $.0001 par value, authorized 1,000,000 shares; none issued	-	-
Common stock, $.0001 par value, authorized 30,000,000 shares; issued and outstanding 8,566,667 shares (which includes 1,379,310 shares subject to possible conversion)	857	857
Additional paid-in capital	30,529,388	30,529,388
Retained earnings accumulated during development stage	388,037	381,603
Total stockholders’ equity	30,918,282	30,911,848

Total liabilities and stockholders’ equity	$40,708,073	$39,816,438

The accompanying notes should be read in conjunction with the financial statements.

ASCEND ACQUISITION CORP.
(a corporation in the development stage)

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2007	Year Ended December 31, 2006	December 5, 2005 (Inception) to December 31, 2007

General and administrative expenses	$1,072,170	$268,728	$1,342,090

Operating loss	(1,072,170)	(268,728)	(1,342,090)

Other income:
Interest income	4,167	8,461	12,689
Interest on trust fund investment	1,041,737	675,701	1,717,438
Total other income	1,045,904	684,162	1,730,127

Income (loss) before income taxes	(26,266)	415,434	388,037

Income tax benefit (provision)	32,700	(32,700)	-

Net income	$6,434	$382,734	$388,037

Weighted average shares of common

stock outstanding

Basic and diluted	8,566,667	6,015,617	7,084,589

Earnings per common share

Basic and diluted	$.00	$.06	$.05

The accompanying notes should be read in conjunction with the financial statements.

ASCEND ACQUISITION CORP.
(a corporation in the development stage)

STATEMENTS OF STOCKHOLDERS’ EQUITY

				Retained
				Earnings
				(Deficit)
				Accumulated
			Additional	during the
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage	Total

Sale of 1,500,000 shares of common stock to initial stockholders on December 5, 2005 at $0.0167 per share	1,500,000	$150	$24,850	$-	$25,000

Net loss for the period December 5, 2005 (inception) to December 31, 2005	-	-	-	(1,131)	(1,131)

Balance, December 31, 2005	1,500,000	150	24,850	(1,131)	23,869

Sale of 6,900,000 units, net of underwriters’ discount and offering expenses (includes 1,379,310 shares subject to possible redemption)	6,900,000	690	37,202,642	-	37,203,332

Proceeds from issuance of insider units	166,667	17	999,985	-	1,000,002

Proceeds subject to possible conversion of 1,379,310 shares at approximately $5.58 per share	-	-	(7,698,189)	-	(7,698,189)

Proceeds from issuance of option	-	-	100	-	100

Net income for the year ended December 31, 2006	-	-	-	382,734	382,734

Balance, December 31, 2006	8,566,667	857	30,529,388	381,603	30,911,848

Net income for the year ended December 31, 2007	-	-	-	6,434	6,434

Balance, December 31, 2007	8,566,667	$857	$30,529,388	$388,037	$30,918,282

The accompanying notes should be read in conjunction with the financial statements.

ASCEND ACQUISITION CORP.
(a corporation in the development stage)

STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2007	Year Ended December 31, 2006	December 5, 2005 (Inception) to December 31, 2007
Cash flows from operating activities:
Net income	$6,434	$382,734	$388,037
Adjustments to reconcile net income to net cash used in operating activities:
Interest income on investments held in trust	(1,302,008)	(844,517)	(2,146,525)
Change in operating assets and liabilities:
Increase in prepaid expenses	(909)	(10,028)	(10,937)
Increase in deferred tax asset	(1,800)	(28,100)	(29,900)
Increase in accounts payable and accrued expenses	637,829	41,393	680,414
(Decrease) increase in income taxes payable	(12,900)	42,800	29,900
Increase in deferred interest	260,272	168,816	429,088
Net cash used in operating activities	(413,082)	(246,902)	(659,923)

Cash flows from investing activities:
Purchase of treasury bills held in trust	_	(15,485,695)	(15,485,695)
Purchase of municipal securities held in trust	-	(30,809,507)	(30,809,507)
Sale/maturity of treasury bills held in trust	-	15,613,788	15,613,788
Sale of municipal securities held in trust	-	31,176,329	31,176,329
Purchase of Pennsylvania municipal securities held in trust	-	(39,005,118)	(39,005,118)
Net cash used in investing activities	-	(38,510,203)	(38,510,203)

Cash flows from financing activities:
Gross proceeds from initial public offering	-	41,400,000	41,400,000
Proceeds from note payable to stockholder	-	-	80,000
Repayment of note payable to stockholder	-	(80,000)	(80,000)
Proceeds from sale of shares of common stock to founding stockholders	-	-	25,000
Proceeds from issuance of option	-	100	100
Proceeds from sale of insider units	-	1,000,002	1,000,002
Payment of costs of public offering	-	(3,219,468)	(3,244,468)
Net cash provided by financing activities	-	39,100,634	39,180,634

Net (decrease) increase in cash and cash equivalents	(413,082)	343,529	10,508
Cash and cash equivalents at beginning of period	423,590	80,061	-
Cash and cash equivalents at end of period	$10,508	$423,590	$10,508

Supplemental schedule of non-cash financing activity:
Deferred payment due to underwriter
	$-	$952,200	$952,200

The accompanying notes should be read in conjunction with the financial statements.

ASCEND ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS

1.  Organization and Business Operations

The Company was incorporated in Delaware on December 5, 2005 as a blank check company whose objective is to acquire an operating business.

The registration statement for the Company’s initial public offering (“the Offering”) was declared effective May 11, 2006.  The Company consummated the Offering, including the over-allotment option, on May 17, 2006 and May 22, 2006, respectively, and received total net proceeds of approximately $37,203,000 (Note 5).  The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with an operating business (“Business Combination”).  Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination.  An amount of $38,510,202, which includes $1,000,002 relating to the sale of insider units and $952,200 deferred payment due to the underwriter (Note 5), is being held in an interest-bearing trust account (“Trust Account”) until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company.  Under the agreement governing the Trust Account, funds will be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 with a maturity of 180 days or less, or in registered money market funds operating in compliance with Rule 2a-7 promulgated under the Investment Company Act of 1940.  The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

The Company’s Amended and Restated Certificate of Incorporation provides for mandatory liquidation of the Company in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering (November 17, 2007), or 24 months from the consummation of the Offering (May 17, 2008) if certain extension criteria (the execution of a letter of intent, an agreement in principle or a definitive agreement to complete a Business Combination) have been satisfied.  These extension criteria have been satisfied.  In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering due to costs related to the Offering, general and administrative expenses incurred prior to the liquidation event and since no value would be attributed to the Warrants contained in the Units sold (Note 5).

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

Cash and Cash Equivalents
For purposes of the statement of cash flows, cash and cash equivalents includes money market accounts.

ASCEND ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS

2.  Summary of Significant Accounting Policies (continued)

Fair Value of Financial Instruments
The following methods and assumptions are used to estimate the fair value of each class of financial instruments for which it is practical to estimate:

Cash and Cash Equivalents:  The carrying amount approximates the fair value.

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

3.  Investments Held in Trust

Investments held in trust at December 31, 2007 consist of a Pennsylvania Municipal Money Market trust obligation of $40,553,795, plus accrued interest of $102,933. Investments held in trust at December 31, 2006 consist of a Pennsylvania Municipal Money Market trust obligation of $39,248,419, plus accrued interest of $106,301.

ASCEND ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS

4.  Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31, 2007	Year Ended December 31, 2006	December 5, 2005 (Inception) to December 31, 2007

Numerator: Net income	$ 6,434	$ 382,734	$ 388,037

Denominator: Average common shares outstanding	8,566,667	6,015,617	7,084,589

Basic and diluted earnings per share	$ .00	$ .06	$ .05

No computation for diluted earnings per share was prepared for the Redeemable Common Stock Purchase Warrants (see Note 5) to purchase an aggregate of 14,133,334 shares of common stock at $5.00 per share and the underwriters’ option (see Note 5) to purchase 300,000 Units at an exercise price of $7.50 per Unit, respectively, that were outstanding at December 31, 2007 because the shares underlying the conversion of the warrants are contingently issuable and the exercise price of the underwriters’ option is in excess of the related market value of the Units.

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

ASCEND ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS

7.  Income taxes

The provision for income taxes consists of the following:

	For the year ended December 31,		For the period December 5, 2005 (inception) to December 31,
	2007	2006	2007
Current federal	$1,800	$28,100	$29,900
Deferred federal	(1,800)	(28,100)	(29,900)
Current state	(32,700)	32,700	-
Deferred state	-	-	-
	$(32,700)	$32,700	$-

The total provision for income taxes differs from that amount which would be computed by applying the U.S. Federal income tax rate to income before provision for income taxes as follow:

	For the year ended December 31,		For the period December 5, 2005 (inception) to December 31,
	2007	2006	2007
Statutory federal income tax rate	(34.0%)	34.0%	34.0%
Permanent differences and other		(34.0%)	(34.0%)
State tax effect	(124.5%)	7.9%	-
Increase in valuation allowance	34.0%	-	-
Effective income tax rate	(124.5%)	7.9%	-

The tax effect of temporary differences that give rise to the net deferred tax asset is as follows:

	December 31,
	2007	2006
Expenses deferred for income tax purposes	$508,900	$88,100
Deferred interest	16,000	16,000
Valuation allowance	(495,000)	(76,000)
Net deferred tax asset	$29,900	$28,100

During the year ended December 31, 2006, the Company paid $9 in federal income taxes for 2005 and $18,000 to Pennsylvania for 2006 income tax.  The $18,000 of Pennsylvania taxes were refunded in 2007.  No federal or state income taxes were paid in 2007.

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

9.  Merger

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

ASCEND ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS

9.  Merger (continued)

ePAK’s stockholders will also be entitled to receive, on an all or none basis, an additional 88,525 shares, for each of the next three fiscal years beginning with the fiscal year ending December 31, 2008, if the combined company achieves the following EBITDA targets:

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

In connection with the closing of the transactions, expected in the second quarter of 2008, the common stock and warrants of ePAK International will be issued in exchange for all of the outstanding common stock and warrants of Ascend, on a one-for-one basis.  Accordingly, following the closing, all of the stockholders and warrant holders of Ascend and the shareholders of ePAK will be the security holders of ePAK International.

Following the closing of the transaction, the post-transaction public company will be ePAK International Ltd.  It is expected that ePAK International’s common stock and warrants will trade on the NASDAQ Global Market.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 8A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. Based upon his evaluation, he concluded that our disclosure controls and procedures were effective.

Management's Report on Internal Control Over Financial Reporting

Our internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and effected by the Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of the Board and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information.

Not applicable.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Don K. Rice	59	Chairman of the Board, Chief Executive Officer, President and Treasurer

Stephen L. Brown	69	Secretary and Director

Russell C. Ball III	41	Director

Don K.  Rice has been our chairman of the board, chief executive officer, president and treasurer since our inception.  Mr. Rice is a managing partner of Capital Point Partners, a mezzanine finance company. Mr. Rice was a co-founder and has been a managing partner of RSTW Partners since 1989.  RSTW Partners is a privately held firm that, through limited partnerships, invests primarily in the subordinated debt of middle market companies located throughout the United States.  Prior to forming RSTW Partners, from 1986 to December 1988, Mr. Rice was affiliated with First Texas Merchant Banking Group, a firm which specialized in providing subordinated debt financing, and was its vice president from 1986 to 1988 and  president and chief executive officer from May 1988 to December 1988.  He was also vice president of PruCapital, Inc., an investment subsidiary of The Prudential Insurance Company of America, from March 1984 to April 1986.  Mr. Rice has served as a member of the board of directors of NationsHealth, Inc. since its inception in August 2003. Mr. Rice currently serves as a member of the board of directors of Mrs. Fields Famous Brands, a producer of consumer snack food.  Mr. Rice has served or is currently serving on a number of RSTW Partners portfolio companies’ boards of directors. Mr. Rice has served on the board of the Association for Corporate Growth (Houston Chapter) and the Houston Venture Capital Board. Mr. Rice received a B.B.A. and M.B.A. from the University of Texas.

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

Special advisor

Arthur Spector has served as our special advisor since our inception.  Mr. Spector has served as chairman of the board of NationsHealth, Inc. since its inception in August 2003 and served as its chief executive officer and president from August 2003 until August 2004.  From March 1995 to October 2002, Mr. Spector served as chairman of the board of Neoware Systems, Inc. (“Neoware Systems”), a manufacturer of sophisticated computer appliances and related software, and he also served as its president and chief executive officer from May 1996 until June 1997.  Neoware Systems was originally known as Information  Systems  Acquisition Corp., a blank check  company  with an  objective  to  acquire  an  operating  business  in the information  systems industry.  Information Systems Acquisition Corp. was formed in 1992 and from its inception until it merged with Human Designed Systems, Inc. in March 1995, Mr. Spector was its chairman of the board, president and chief executive officer.  In this role, Mr. Spector directed the completion of a public offering that raised gross proceeds of approximately $13.8 million.  Mr. Spector has served as a director of Docucorp International, Inc., a public document automation company, since May 1997.  Mr. Spector is Deputy Chairman of the Management Board of AMG Advanced Metallurgical Group, N.V.  a leading global specialty metals company offering highly-engineered metallurgical products and vacuum furnace systems to a wide range of industries.  From 1998 to 2002, Mr. Spector served as a director of USDATA Corporation, a global supplier of component-based production software.  Mr. Spector received a B.S. from the Wharton School of Finance at the University of Pennsylvania and a J.D. from The University of Pennsylvania Law School.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons who are the beneficial owners of more than ten percent of our common stock (collectively, the "Reporting Persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies of these reports.

Based solely on copies of such forms received or written representations from certain Reporting Persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2007, all filing requirements applicable to the Reporting Persons were complied with.

Corporate Governance

We currently do not have audit or nominating committees as we are not a listed issuer and are not required to have such committees.  In connection with the proposed business combination with ePAK, we will apply to have our securities listed on Nasdaq.  At that time, we will adhere to the rules of Nasdaq and will form audit, compensation and nominating committees.

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

For a complete discussion of the “Compensation Discussion and Analysis” following the business combination with ePAK, see our filings referred to in Part I, Item I under “Recent Developments.”

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 24, 2008, by:

•	each person known by us to be the owner of more than 5% of our outstanding shares of common stock;

•	each of our executive officers and directors; and

•	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.  As of March 24, 2008, 8,566,667 shares of our common stock were issued and outstanding.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Approximate Percentage of Outstanding Common Stock
Don K. Rice	1,358,096(2)	15.9%
Russell C. Ball III(3)	102,857	1.2%
Stephen L. Brown(4)	102,857	1.2%
Fir Tree, Inc. (5)	839,500(6)	9.8%
Hummingbird Management LLC(7)	748,100	8.7%
David M. Knott(8)	451,500(9)	5.3%
D.B. Zwirn & Company(10)	977,000	11.4%
Weiss Asset Management(11)	490,796	5.7%
Context Capital Management LLC(12)	454,500	5.3%
Satellite Asset Management, L.P. (13)	815,500	9.5%
Korenvaes Capital Management LP(14)	639,200	7.5%
All directors and executive officers as a group (three individuals) (15)	1,563,810(2)	18.3%

___________________________________

(1)	Unless otherwise indicated, the business address of each of the individuals is 435 Devon Park Drive, Building 400, Wayne, Pennsylvania 19087.

(2)	Does not include 953,334 warrants held by Mr. Rice, which warrants are not exercisable and will not become exercisable within 60 days.

(3)	Mr. Ball’s business address is Wind River Holdings, L.O. 555 Croton Road, King of Prussia, Pennsylvania 19406.

(4)	Mr. Brown’s business address is Brimco LLC, 750 Lexington Avenue, New York, New York 10022.

(5)	Fir Tree, Inc. is an unaffiliated investment fund. The business address of Fir Tree, Inc. is 505 Fifth Avenue, 23rd Floor, New York, New York 10017.

(6)
Represents (i) 649,049 shares of common stock held by Sapling, LLC, and (ii) 190,451 shares of common stock held by Fir Tree Recovery Master Fund, L.P.  Fir Tree, Inc. is the investment manager of both entities and exercises voting and disposition power over the shares.  Such information is derived from a Schedule 13G filed with the SEC on February 14, 2007.

(7)	Hummingbird Management LLC is an unaffiliated investment fund. The business address of Hummingbird Management LLC is 460 Park Avenue, 12th Floor, New York, New York 10022.

(8)	The business address of David M. Knott is Dorset Management Company, 485 Underhill Blvd., Suite 205, Syosset, New York 11791.

(9)	Represents shares held by Mr. Knott and Dorset Management Company. Such information is derived from a Schedule 13G filed with the SEC on February 14, 2007.

   (10)      Represents shares owned by D.B. Zwirn & Co., L.P., DBZ GP, LLC, Zwirn Holdings, LLC, and Daniel B. Zwirn. D.B. Zwirn & Co., L.P. is an unaffiliated investment fund D.B. Zwirn & Co., L.P. is the manager of the DBZ GP, LLC and Zwirn Holdings, LLC, and consequently has voting control and investment discretion over the shares of common stock held by the funds. Daniel B. Zwirn is the managing member of and thereby controls Zwirn Holdings, LLC, which in turn is the managing member of and thereby controls DBZ GP, LLC, which in turn is the general partner of and thereby controls D.B. Zwirn & Co., L.P.  Such information is derived from an amendment to Schedule 13G filed with the SEC on November 13, 2007..

   (11)      Represents shares owned by Weiss Asset Management, LLC Weiss Capital, LLC, and Andrew M. Weiss, Ph.D.

   (12)      Represents shares owned by Context Capital Management, LLC, Michael S. Rosen and William D. Fertig.  The business address of such entity and individuals is 4365 Executive Drive, Suite 850, San Diego, CA 92121. Such information is derived from a Schedule 13G filed with the SEC on February 13, 2008.

   (13)      Represents shares held by certain funds and accounts over which Satellite Asset Management L.P. has discretionary investment trading authority.The general partner of Satellite Asset Management L.P. is Satellite Fund Management, LLC.  The business address of Satellite Asset Management L.P. is 623 Fifth Avenue, 19th Floor, New York, NY 10022. Such information is derived from a Schedule 13G filed with the SEC on February 13, 2008.

   (14)      Represents shares owned by Korenvaes Capital Management LP, Harlan B. Korenvaes, Korenvaes LLC, and Korvenaes Capital Partners LP.  Harlan B. Korenvaes is the managing member and control person of Korenvaes LLC. Korvenaes LLC is the general partner of Korenvaes Capital Management LP. Korenvaes Capital Management LP is the general partner and investment manager of Korenvaies Capital Partners LP, the security holder.  The business address is 200 Crescent Court, Suite 1070, Dallas, TX, 75201. This information is derived from a Schedule 13G filed with the SEC on February 26, 2008.

   (15)      Includes Messrs. Rice, Ball and Brown.

All of the founder shares (but not any shares included within the insider units) have been placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until the earliest of:

•	May 11, 2009; and

•
the consummation of a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property subsequent to our consummating the business combination with ePAK.

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

The holders of the majority of these shares are entitled to make up to two demands that we register these shares.  The holders of the majority of these shares may elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are released from escrow.  In addition, these stockholders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the date on which these shares of common stock are released from escrow.  We will bear the expenses incurred in connection with the filing of any such registration statements.

Each of our Founders also entered into a letter agreement with us and EarlyBirdCapital pursuant to which, among other things:

•	each agreed to vote all Founder Shares owned by him in accordance with the majority of the shares sold in the Offering if we solicit approval of our stockholders for a business combination;

•	if we fail to consummate a business combination by May 17, 2008, each agreed to take all reasonable actions within his power to cause us to dissolve and liquidate as soon as reasonably practicable;

•	each waived any and all rights he may have to receive any distribution of cash, property or other assets as a result of such liquidation with respect to his founder shares;

•	each agreed that he and his affiliates will not be entitled to receive and will not accept any compensation for services rendered to us prior to the consummation of our business combination; and

•	each agreed that he and his affiliates will not be entitled to receive or accept a finder’s fee or any other compensation in the event he or his affiliates originate a business combination.

Don K. Rice, our chairman of the board, chief executive officer, president and treasurer, has purchased insider units (for an aggregate purchase price of $1,000,002) from us.  This purchase took place on a private placement basis simultaneously with the consummation of the Offering.  All of the proceeds received from this purchase were placed in the trust fund.  The insider units are identical to the units offered in the Offering; however, Mr. Rice has waived his right to receive distributions upon our liquidation prior to a business combination with respect to the securities underlying the insider units.  Additionally, he has agreed that the insider units and underlying securities will not be sold or transferred by him until after we have completed a business combination.

400 Building LLC, an affiliate of Arthur Spector, has agreed that, commencing May 11, 2006 through the acquisition of a target business or our dissolution and liquidation, it will make available to us a small amount of office space and certain office and secretarial services, as we may require from time to time. We have agreed to pay 400 Building LLC $7,500 per month for these services. Mr. Spector is the sole member and sole manager of 400 Building LLC and, as a result, will benefit from the transaction to the extent of his interest in 400 Building LLC. However, this arrangement is solely for our benefit and is not intended to provide Mr. Spector compensation in lieu of a salary. We believe, based on rents and fees for similar services in the Philadelphia metropolitan area, that the fee charged by 400 Building LLC is at least as favorable as we could have obtained from an unaffiliated person. However, as our directors may not be deemed “independent,” we did not have the benefit of disinterested directors approving this transaction.

Don K. Rice advanced us an aggregate of $80,000 to cover expenses related to the Offering. The loan was repaid on May 24, 2006 from the proceeds of the Offering not placed in trust.

We will reimburse our officers, directors and special advisor for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations.  There is no limit on the amount of out-of-pocket expenses reimbursable by us, which will be reviewed only by our board or a court of competent jurisdiction if such reimbursement is challenged. As of December 28, 2007 Ascend has reimbursed an aggregate of $72,373 for these expenses.

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

Related party policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interest, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5 percent beneficial owner of our common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10 percent beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position. While we have agreed not to consummate a business combination with an entity which is affiliated with any of our officers, directors or founders, we are not prohibited from entering into other related-party transactions.

Our board of directors is responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. The board of directors will consider all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction. No director may participate in the approval of any transaction in which he is a related party, but that director is required to provide the other members of the board of directors with all material information concerning the transaction. Additionally, we require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions. These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

Independence of Directors

Currently, only Russell C. Ball would be considered “independent” as that term is commonly used.  In connection with the proposed business combination with ePAK, we are required to become listed on Nasdaq.  Nasdaq rules require that our board of directors be comprised of a majority of independent directors. We will adhere to the rules of Nasdaq in determining whether a director is independent. Our board of directors also will consult with counsel to ensure that the board’s determinations are consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors. Nasdaq listing standards define an “independent director” generally as a person, other than an officer of a company, who does not have a relationship with the company that would interfere with the director’s exercise of independent judgment.

For a complete discussion of the independence of our directors following the business combination with ePAK, see our filings referred to in Part I, Item I under “Recent Developments.”

Item 13. Exhibits and Reports on Form 8-K.

(a) The following Exhibits are filed as part of this report.

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization by and among the Registrant,
e.PAK Resources (S) pte. Ltd. and others, dated as of July 30, 2007 (3)

2.2	Amendment No.1 to the Agreement and Plan of Reorganization(4)

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	By-laws. (1)

4.1	Specimen Unit Certificate. (1)

4.2	Specimen Common Stock Certificate. (1)

4.3	Specimen Warrant Certificate. (1)

4.4	Form of Unit Purchase Option. (2)

4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant. (1)

4.6	Warrant Clarification Agreement, dated December 31, 2006, between the
Registrant and Continental Stock Transfer & Trust Company. (2)

10.1	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Don K. Rice. (1)

10.2	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Russell C. Ball III. (1)

10.3	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Stephen L. Brown. (1)

10.4	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Arthur Spector. (1)

10.5	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant. (1)

10.6	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders. (1)

10.7	Form of Letter Agreement between 400 Building LLC and Registrant regarding administrative support. (1)

10.8	Promissory Note, dated December 20, 2005 issued to Don K. Rice. (1)

10.9	Form of Registration Rights Agreement among the Registrant and the initial Stockholders. (1)

10.10	Subscription Agreement among the Registrant, Don K. Rice, Graubard Miller and EarlyBirdCapital, Inc.

10.11	Warrant Purchase Agreement among EarlyBirdCapital, Inc. and Don K. Rice. (1)

10.12	Letter agreement, dated March 8, 2006, among the Registrant, Don K. Rice, Russell C. Ball III, Stephen L. Brown and Arthur Spector. (1)
10.13	Form of Voting Agreement to be delivered in connection with proposed business combination with e.PAK Resources (S) pte. Ltd.(3)

10.14	Form of Lock-up Agreement to be delivered in connection with proposed business combination with e.PAK resources (S) pte. Ltd.(3)

10.15	Form of Employment Agreement between Continuing Corp and Steve Dezso and others(3)

10.16	Form of Employment Agreement between EPAK and Richard Brook (3)

10.17	Form of Escrow Agreement to be delivered in connection with proposed business combination with e.PAK resources (S) pte. Ltd.(3)

31	Certification of Chairman, Chief Executive Officer and President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 or amendments thereto (SEC File No. 333-131529).
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 31, 2006 and filed with the SEC on January 3, 2007.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed July 31, 2007.
(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4, File No. 333-148427.

Item 14. Principal Accountant Fees and Services.

The firm of Goldstein Golub Kessler LLP (“GGK”) acted as our principal accountant.  GGK had a continuing relationship with RSM McGladrey, Inc. (“RSM”), from which it leases auditing staff who are full time, permanent employees of RSM and through which its partners provide non-audit services.  GGK has no full time employees and therefore, none of the audit services performed were provided by permanent full-time employees of GGK.  GGK managed and supervised the audit and audit staff, and was exclusively responsible for the opinion rendered in connection with this examination.

Other services, which consist of tax return preparation services and do not include Financial Information Systems Design and Implementation fees, have been provided by RSM.

On December 31, 2007, Ascend was notified that the partners of GGK became partners of McGladrey & Pullen, LLP (“M&P”) in a limited asset purchase agreement and that, as a result thereof, GGK has resigned as independent registered public accounting firm for Ascend. M&P was subsequently engaged as the Company’s new independent registered public accounting firm. The following is a summary of fees paid to our principal accountant for services provided.

Audit Fees

During 2006, GGK charged $14,000 for work performed in connection with our Form 10-QSB filings for the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006.  We were charged $13,000 by our principal accountant in connection with the audit of our December 31, 2006 financial statements.

During 2007, GGK charged $17,607 for work performed in connection with our Form 10-QSB filings for the quarters ended March 31, 2007, June 30, 2007 and September 30, 2007. We expect to be billed $18,000 - $23,000 by M&P in connection with the audit of the December 31, 2007 financial statements.

GGK charged us $35,000 for services they performed in connection with our initial public offering, including the financial statements included in the Current Report of Form 8-K filed with the Securities and Exchange Commission on May 18, 2006.

Audit–Related Fees

During 2006 and 2005, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements. During 2007, GGK billed the Company $1,578 relating to such services.

Tax Fees

During 2006, RSM charged us $2,300 for preparation of our 2005 federal tax return.

All Other Fees

During 2006 and 2005, there were no fees billed for products and services provided by the principal accountant other than those set forth above. GGK is providing services with respect to the registration statement of which this proxy statement/prospectus is a part and has billed Ascend $20,310 for services performed through December 31, 2007 in connection with these services.

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
Date: March 28, 2008

In accordance with the Exchange Act, this report had been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Don K. Rice
Don K. Rice
Chairman of the Board, Chief Executive Officer, President and Treasurer (Principal executive and financial and accounting officer)
Date: March 28, 2008

/s/ Stephen L. Brown
Stephen L. Brown
Secretary and Director
Date: March 28, 2008

/s/ Russell C. Ball III
Russell C. Ball III
Director
Date: March 28, 2008