Form 10KSB/A
period 2007-12-31
Ascend Acquisition Corp.
filed 2008-04-14
CIK 1350773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
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

EXPLANATORY NOTE

This Amendment to Form 10-KSB is being filed solely to correct inadvertent errors in the text of the Rules 13a-14 and 15d-14 Certification filed as Exhibit 31 to the originally filed Form 10-KSB.  No other changes are being made to the Form 10-KSB.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASCEND ACQUISITION CORP.
By:	/s/ Don K. Rice
Don K. Rice
Chairman of the Board, Chief Executive Officer, President and Treasurer
Date: April 14, 2008

In accordance with the Exchange Act, this report had been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Don K. Rice
Don K. Rice
Chairman of the Board, Chief Executive Officer, President and Treasurer (Principal executive and financial and accounting officer)
Date: April 14, 2008

/s/ Stephen L. Brown
Stephen L. Brown
Secretary and Director
Date: April 14, 2008

/s/ Russell C. Ball III
Russell C. Ball III
Director
Date: April 14, 2008