Form 10-Q
period 2008-03-31
Ascend Acquisition Corp.
filed 2008-05-20
CIK 1350773

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

(610) 293-2512
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:    8,566,667 common shares as of May 14, 2008

 PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ASCEND ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED BALANCE SHEETS

	(Unaudited) March 31, 2008	December 31, 2007

ASSETS
Current assets:
Cash and cash equivalents	$6,234	$10,508
Investments held in trust	40,899,061	40,656,728
Prepaid expenses and other receivables	3,005	10,937
Deferred income taxes	29,900	29,900
Total assets	$40,938,200	$40,708,073

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses (including related parties of $156,684 and $114,498, respectively)	$914,602	$680,414
Income taxes payable	29,900	29,900
Deferred interest	477,530	429,088
Deferred payment due to underwriter	952,200	952,200
Total liabilities	2,374,232	2,091,602

Commitments

Common stock, subject to possible conversion, 1,379,310 shares at
conversion value	7,698,189	7,698,189

Stockholders’ Equity:
Preferred stock, $.0001 par value, authorized 1,000,000 shares; none issued	-	-
Common stock, $.0001 par value, authorized 30,000,000 shares; issued and outstanding 8,566,667 shares (which includes 1,379,310 shares subject to possible conversion) and 1,500,000 shares, respectively	857	857
Additional paid-in capital	30,529,388	30,529,388
Retained earnings accumulated during development stage	335,534	388,037
Total stockholders’ equity	30,865,779	30,918,282

Total liabilities and stockholders’ equity	$40,938,200	$40,708,073

See accompanying notes to unaudited condensed financial statements.

ASCEND ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Quarter Ended March 31, 2008	Quarter Ended March 31, 2007	December 5, 2005 (Inception) to March 31, 2008

General and administrative expenses	$246,393	$152,465	$1,588,483

Operating loss	(246,393)	(152,465)	(1,588,483)

Other income:
Interest income	-	2,522	12,689
Interest on trust fund investment	193,890	253,246	1,911,328
Total other income	193,890	255,768	1,924,017

(Loss) income before income taxes	(52,503)	103,303	335,534

Income tax benefit	-	32,700	-

Net (loss) income	$(52,503)	$136,003	$335,534

Weighted average shares of common
stock outstanding (basic and diluted)	8,566,667	8,566,667	7,243,632

(Loss) earnings per common share (basic and diluted)	$(.01)	$.02	$.05

See accompanying notes to unaudited condensed financial statements.

ASCEND ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Quarter Ended March 31, 2008	Quarter Ended March 31, 2007	December 5, 2005 (Inception) to March 31, 2008
Cash flows from operating activities:
Net (loss) income	$(52,503)	$136,003	$335,534
Adjustments to reconcile net income to net cash used in operating activities:
Interest income on investments held in trust	(242,333)	(316,518)	(2,388,858)
Change in operating assets and liabilities:
(Decrease) increase in prepaid expenses and other receivables	7,932	(11,000)	(3,005)
Increase in deferred tax asset	-	-	(29,900)
Increase (decrease) in accounts payable and accrued expenses	234,188	57,131	914,602
(Decrease) increase in income taxes payable	-	(14,700)	29,900
Increase in deferred interest	48,442	63,272	477,530
Net cash used in operating activities	(4,274)	(85,812)	(664,197)

Cash flows from investing activities:
Purchase of treasury bills held in trust	-	-	(15,485,695)
Purchase of municipal securities held in trust	-	-	(30,809,507)
Sale/maturity of treasury bills held in trust	-	-	15,613,788
Sale of municipal securities held in trust	-	-	31,176,329
Purchase of Pennsylvania municipal securities held in trust	-	-	(39,005,118)
Net cash used in investing activities	-	-	(38,510,203)

Cash flows from financing activities:
Gross proceeds from initial public offering	-	-	41,400,000
Proceeds from note payable to stockholder	-	-	80,000
Repayment of note payable to stockholder	-	-	(80,000)
Proceeds from sale of shares of common stock to founding stockholders	-	-	25,000
Increase in amount due to stockholder	-	-	-
Proceeds from issuance of option	-	-	100
Proceeds from sale of insider units	-	-	1,000,002
Payment of costs of public offering	-	-	(3,244,468)
Net cash provided by financing activities	-	-	39,180,634

Net (decrease) increase in cash and cash equivalents	(4,274)	(85,812)	6,234
Cash and cash equivalents at beginning of period	10,508	423,590	-
Cash and cash equivalents at end of period	$6,234	$337,778	$6,234

Supplemental schedule of non-cash financing activity:

Deferred payment due to underwriter	-	-	$952,200

See accompanying notes to unaudited condensed financial statements.

ASCEND ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.  Basis of Presentation

The condensed financial statements at March 31, 2008 and for the three month periods ended March 31, 2008 and 2007 and for the period from December 5, 2005 (inception) to March 31, 2008 are unaudited and include the accounts of Ascend Acquisition Corp. (a corporation in the development stage) (“the Company”).  The condensed balance sheet at December 31, 2007 has been derived from the audited financial statements included in the Company’s 10-KSB filed on March 28, 2008.

In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of the Company as of March 31, 2008 and the results of its operations and its cash flows for the three months ended March 31, 2008 and 2007.  All activity from December 5, 2005 (inception) through May 17, 2006 relates to the Company’s formation and the public offering described below.  Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year.

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

The registration statement for the Company’s initial public offering (“the Offering”) was declared effective May 11, 2006.  The Company consummated the Offering, including the over-allotment option, on May 17, 2006 and May 22, 2006, respectively, and received total net proceeds of approximately $37,203,000 (Note 6).  Substantially all of the net proceeds of the Offering were intended to be generally applied toward consummating a business combination with an operating business (“Business Combination”).  The Company was required to complete a Business Combination by May 17, 2008.  On April 28, 2008, the Company announced that it was abandoning its proposed Business Combination with e.PAK Resources (S) Pte. Ltd. (“ePAK”) (Note 7).  Accordingly, the Company faces mandatory liquidation, which raises substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering due to costs related to the Offering, general and administrative expenses incurred prior to the liquidation event and since no value would be attributed to the Warrants contained in the Units sold (Note 5).

ASCEND ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS – (Continued)

3. Investments Held in Trust

Investments held in trust at March 31, 2008 consist of a Pennsylvania Municipal Money Market trust obligation of $40,815,096, plus accrued interest of $83,965. Investments held in trust at December 31, 2007 consist of a Pennsylvania Municipal Money Market trust obligation of $40,553,795, plus accrued interest of $102,933.

4.  Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Quarter Ended March 31, 2008	Quarter Ended March 31, 2007	December 5, 2005 (Inception) to March 31, 2008

Numerator: Net (loss) income	$(52,503)	$136,003	$335,534

Denominator: Average common shares outstanding	8,566,667	8,566,667	7,243,632

Basic and diluted earnings (loss) per share	$(.01)	$.02	$.05

No computation for diluted earnings per share was prepared for the Redeemable Common Stock Purchase Warrants (see Note 5) to purchase an aggregate of 14,133,334 shares of common stock at $5.00 per share and the underwriters’ option (see Note 5) to purchase 300,000 Units at an exercise price of $7.50 per Unit, respectively, that were outstanding at March 31, 2008 because the shares underlying the conversion of the warrants are contingently issuable and the exercise price of the underwriters’ option is in excess of the related market value of the Units.

5.  Stockholders’ Equity

The Offering
On May 17, 2006, the Company sold 6,000,000 units (“Units”) in the Offering and on May 22, 2006, the Company sold an additional 900,000 Units related to the underwriter’s over-allotment option.  Each Unit consists of one share of the Company’s common stock, $.0001 par value, and two Redeemable Common Stock Purchase Warrants (“Warrants”).  Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing upon completion of a Business Combination with a target business and expiring May 10, 2010.  The Warrants will be redeemable, at the Company’s option, at a price of $.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given.  The Company agreed to pay EarlyBirdCapital, Inc., the underwriter in the Offering (“Underwriter”), an underwriting discount of 8% of the gross proceeds of the Offering and a non-accountable expense allowance of 1% of the gross proceeds of the Offering.  However, the Underwriter agreed that 2.3% of the underwriting discount ($952,200) would not be

ASCEND ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS – (Continued)

5.  Stockholders’ Equity (continued)

The Offering (continued)
payable unless and until the Company completes a Business Combination and waived its right to receive such payment upon the Company's liquidation if it is unable to complete a Business Combination.  Since the acquisition of ePAK was abandoned in April 2008 and the Company faces mandatory liquidation, the $952,200 deferred payment due to the underwriter will no longer be payable.

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

ASCEND ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS – (Continued)

6.   Commitments

The Company presently occupies office space provided by an affiliate of the Company’s special advisor.  Such affiliate has agreed that, until the Company consummates a Business Combination or liquidates, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time.  The Company has agreed to pay such affiliate $7,500 per month for such services commencing May 11, 2006.  The statements of operations for the three months ended March 31, 2008 and 2007 and the period from December 5, 2005 (inception) to March 31, 2008 include $22,500, 22,500 and $170,000, respectively, related to this agreement.

Pursuant to letter agreements with the Company and the Underwriter, the Initial Stockholders have waived their right to receive distributions with respect to their founding shares upon the Company's liquidation.

One of the Initial Stockholders purchased 166,667 Units at $6.00 per unit (for an aggregate purchase price of $1,000,002) privately from the Company simultaneously with the consummation of the Offering. All of the proceeds received from this purchase have been placed in the Trust Account. The Units purchased by such Initial Stockholder are identical to the Units offered in the Offering except that if the Company calls the Warrants for redemption, the Warrants underlying these Units may be exercisable on a "cashless basis" so long as such Warrants are held by such Initial Stockholder or his affiliates. Additionally, such Initial Stockholder has waived his right to receive distributions upon the Company’s liquidation prior to a Business Combination with respect to the securities underlying these Units. This Initial Stockholder has further agreed that the Units and underlying securities will not be sold or transferred by him until after the Company has completed a Business Combination and has agreed to vote the shares of common stock underlying these Units in accordance with the vote of the majority in interest of the Public Stockholders with respect to any Business Combination.

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

7.  Subsequent event

On April 28, 2008, the Company announced that it had abandoned its proposed Business Combination with e.PAK Resources (S) Pte. Ltd. (“ePAK”).  The Company was required to complete its Business Combination with ePAK by May 17, 2008.  In view of the preceding, the Company’s board of directors has determined that it is no longer possible for the Company to consummate a qualifying Business Combination prior to May 17, 2008.  The board of directors is currently contemplating alternatives for preserving value for stockholders.

Item 2. Plan of Operation.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  We have based these forward-looking statements on our current expectations and projections about future events.  These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions.  Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission filings.  The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

We were formed on December 5, 2005 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with a currently unidentified operating business.  We intend to utilize the proceeds of our initial public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.  All activity from December 5, 2005 through May 17, 2006 related to our formation and initial public offering.

On April 28, 2008, we announced that we have abandoned our proposed business combination with e.PAK Resources (S) Pte. Ltd. (“ePAK”).  We were required to complete our business combination with ePAK by May 17, 2008.  In view of the preceding, our board of directors has determined that it is no longer possible for us to consummate a qualifying business combination prior to May 17, 2008.  The board of directors is currently contemplating alternatives for preserving value for stockholders.

Net loss of $52,503 reported for the quarter ended March 31, 2008 consists of $6,200 expense for director and officer liability insurance, $22,500 expense for a monthly administrative services agreement, $9,313 for franchise and taxes, $182,192 for legal, accounting and consulting expenses, and $26,188 for other expenses.  Interest on the trust fund investment was $193,890, excluding $48,442 of deferred interest.

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

Net income of $335,534 reported for the period from December 5, 2005 (inception) to March 31, 2008 consists of $47,244 expense for director and officer liability insurance, $170,000 expense for a monthly administrative services agreement, $92,474 for franchise and state capital stock taxes, $1,087,651 for legal, accounting and consulting expenses and $191,084 for other expenses.  Interest on the trust fund investment was $1,911,328, excluding $477,530 of deferred interest, and interest earned on the money market accounts was $12,689.

We consummated our Offering on May 17, 2006 and the over-allotment option on May 22, 2006.  $38,510,202, which includes $36,558,000 of the net proceeds of the Offering, $1,000,002 related to the sale of insider units and $952,200 deferred payment due to the underwriter, is held in trust.

We are obligated, commencing May 11, 2006 and ending upon our liquidation, to pay to 400 Building LLC, an affiliate of Arthur Spector, our special advisor, a monthly fee of $7,500 for general and administrative services.

On December 20, 2005, Don K. Rice advanced an aggregate of $80,000 to us for payment of offering expenses on our behalf.  The loan was payable without interest on the earlier of December 20, 2006 or the consummation of the Offering.  This loan was repaid on May 24, 2006 out of proceeds of the Offering.

Don K. Rice had also purchased 166,667 units at $6.00 per unit (for an aggregate purchase price of $1,000,002) from us on a private placement basis simultaneously with the consummation of the Offering on May 17, 2006.

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

We intend to reimburse our officers and directors for any reasonable out-of-pocket expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. From our inception through May 14, 2008, we have reimbursed our officers and directors an aggregate of $72,373 incurred by them on our behalf.

Although the accompanying financial statements have been prepared assuming that we will continue as a going concern, because of the abandonment of the business combination discussed above, there is substantial doubt about our ability to continue as a going concern.  The financial statements do not reflect this contingency.

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

Item 4. Controls and Procedures.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (principal executive, financial and accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Based upon his evaluation, he concluded that our disclosure controls and procedures were effective.

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

Date:  May 20, 2008