Form 10KSB/A
period 2007-12-31
Ascend Acquisition Corp.
filed 2008-07-28
CIK 1350773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(Amendment No. 2)
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

EXPLANATORY NOTE

This Amendment to Form 10-KSB is being filed solely to substitute the Report of Independent Registered Public Accounting Firm of McGladrey & Pullen, LLP set forth immediately below for the similar report contained in the original 10-KSB.  No other changes are being made to the Form 10-KSB.

Item 7. Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Ascend Acquisition Corp.

We have audited the accompanying balance sheet of Ascend Acquisition Corp. (a corporation in the development stage) as of December 31, 2007, and the related statements of operations, stockholders' equity, and cash flows for the year then ended and the period  from December 5, 2005 (inception) to December 31, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements for the period from December 5, 2005 (inception) to December 31, 2006 were audited by other auditors and our opinion, insofar as it relates to cumulative amounts included for such prior periods, is based solely on the report of such  other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit and the report of the other auditors provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Ascend Acquisition Corp. as of December 31, 2007, and the results of its operations and its cash flows for the year then ended and the cumulative period from December 5, 2005 (inception) to December 31, 2007 in conformity with accounting principles generally accepted in the United States.

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

 Item 13. Exhibits

The following exhibits are filed as part of this report:

Exhibit
Number	Description

31.01	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.02	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification Pursuant to 18 U.S.C. Section 1350, as pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASCEND ACQUISITION CORP.
By:	/s/ Don K. Rice
Don K. Rice
Chairman of the Board, Chief Executive Officer, President and Treasurer
Date: July 28, 2008