Form 10-Q
period 2008-06-30
Ascend Acquisition Corp.
filed 2008-08-14
CIK 1350773

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

(610) 519-1336
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  8,566,667 common shares as of August 14, 2008

 PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ASCEND ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED BALANCE SHEETS

	(Unaudited) June 30, 2008	December 31, 2007

ASSETS
Current assets:
Cash and cash equivalents	$8,212	$10,508
Investments held in trust	41,075,575	40,656,728
Prepaid expenses and other receivables	13,775	10,937
Deferred income taxes	29,900	29,900
Total assets	$41,127,462	$40,708,073

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued expenses (including related parties of $165,484 and $114,498, respectively)	$842,355	$680,414
Income taxes payable	29,900	29,900
Deferred interest	-	429,088
Deferred payment due to underwriter	-	952,200
Liability due to public shareholders	41,010,509	-
Total liabilities	41,882,764	2,091,602

Commitments

Common stock, subject to possible conversion, 1,379,310 shares	-	7,698,189

Stockholders’ (Deficit) Equity:
Preferred stock, $.0001 par value, authorized 1,000,000 shares; none issued	-	-
Common stock, $.0001 par value, authorized 30,000,000 shares; issued and outstanding 8,566,667 shares (which includes 1,379,310 shares subject to possible conversion at December 31, 2007)	857	857
Additional paid-in capital	-	30,529,388
Retained (deficit) earnings accumulated during development stage	(756,159)	388,037
Total stockholders’ (deficit) equity	(755,302)	30,918,282

Total liabilities and stockholders’ (deficit) equity	$41,127,462	$40,708,073

See accompanying notes to unaudited condensed financial statements.

ASCEND ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Quarter Ended June 30,		Six Months Ended June 30,		December 5, 2005 (Inception) to June 30,
	2008	2007	2008	2007	2008
General and administrative expenses	$(84,995)	$206,380	$161,398	$358,845	$1,503,488

Operating income (loss)	84,995	(206,380)	(161,398)	(358,845)	(1,503,488)

Other income:
Interest income	-	1,469	-	3,991	12,689
Interest on trust fund investment	141,229	267,750	335,119	520,996	2,052,557
Total other income	141,229	269,219	335,119	524,987	2,065,246

Income before income taxes	226,224	62,839	173,721	166,142	561,758

Income tax benefit	-	-	-	32,700	-

Net income	$226,224	$62,839	$173,721	$198,842	$561,758

Weighted average shares of common
stock outstanding (basic and
diluted)	8,566,667	8,566,667	8,566,667	8,566,667	7,371,850

Earnings per common share (basic and diluted)	$.03	$.01	$.02	$.02	$.08

See accompanying notes to unaudited condensed financial statements.

ASCEND ACQUISITION CORP.
(a corporation in the development stage)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

				Retained
				Earnings
				(Deficit)
				Accumulated
			Additional	during the
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage	Total

Balance, December 31, 2007	8,566,667	$857	$30,529,388	$388,037	$30,918,282

Net income for the six months ended June 30, 2008	-	-	-	173,721	173,721

Adjustment for liability due to
public shareholders	-	-	(30,529,388)	(1,317,917)	(31,847,305)

Balance, June 30, 2008	8,566,667	$857	$-	$(756,159)	$(755,302)

See accompanying notes to unaudited condensed financial statements.

ASCEND ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	December 5, 2005 (Inception) to June 30, 2008
Cash flows from operating activities:
Net income	$173,721	$198,842	$561,758
Adjustments to reconcile net income to net cash used in operating activities:
Interest income on investments held in trust	(418,847)	(651,164)	(2,565,372)
Change in operating assets and liabilities:
Increase in prepaid expenses and other receivables	(2,838)	(1,572)	(13,775)
Increase in deferred tax asset	-	-	(29,900)
Increase in accounts payable and accrued expenses	161,941	101,623	842,355
(Decrease) increase in income taxes payable	-	(14,700)	29,900
Increase in deferred interest	83,727	130,168	512,815
Net cash used in operating activities	(2,296)	(236,803)	(662,219)

Cash flows from investing activities:
Purchase of treasury bills held in trust	-	-	(15,485,695)
Purchase of municipal securities held in trust	-	-	(30,809,507)
Sale/maturity of treasury bills held in trust	-	-	15,613,788
Sale of municipal securities held in trust	-	-	31,176,329
Purchase of Pennsylvania municipal securities held in trust	-	-	(39,005,118)
Net cash used in investing activities	-	-	(38,510,203)

Cash flows from financing activities:
Gross proceeds from initial public offering	-	-	41,400,000
Proceeds from note payable to stockholder	-	-	80,000
Repayment of note payable to stockholder	-	-	(80,000)
Proceeds from sale of shares of common stock to founding stockholders	-	-	25,000
Proceeds from issuance of option	-	-	100
Proceeds from sale of insider units	-	-	1,000,002
Payment of costs of public offering	-	-	(3,244,468)
Net cash provided by financing activities	-	-	39,180,634

Net (decrease) increase in cash and cash equivalents	(2,296)	(236,803)	8,212
Cash and cash equivalents at beginning of period	10,508	423,590	-
Cash and cash equivalents at end of period	$8,212	$186,787	$8,212

Supplemental schedule of non-cash financing activity:

Deferred payment due to underwriter	$(952,200)	$-	$-

See accompanying notes to unaudited condensed financial statements.

ASCEND ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.  Basis of Presentation

The condensed financial statements at June 30, 2008 and for the three and six month periods ended June 30, 2008 and 2007 and for the period from December 5, 2005 (inception) to June 30, 2008 are unaudited and include the accounts of Ascend Acquisition Corp. (a corporation in the development stage) (“the Company”).  The condensed balance sheet at December 31, 2007 has been derived from the audited financial statements included in the Company’s 10-KSB filed on March 28, 2008.

In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of the Company as of June 30, 2008 and the results of its operations for the three and six months ended June 30, 2008 and 2007 and its cash flows for the six months ended June 30, 2008 and 2007.  All activity from December 5, 2005 (inception) through May 17, 2006 relates to the Company’s formation and the public offering described below.  Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year.

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

The registration statement for the Company’s initial public offering (“the Offering”) was declared effective May 11, 2006.  The Company consummated the Offering, including the over-allotment option, on May 17, 2006 and May 22, 2006, respectively, and received total net proceeds of approximately $37,203,000 (Note 6).  Substantially all of the net proceeds of the Offering were intended to be generally applied toward consummating a business combination with an operating business (“Business Combination”).  The Company was required to complete a Business Combination by May 17, 2008.  On April 28, 2008, the Company announced that it was abandoning its proposed Business Combination with e.PAK Resources (S) Pte. Ltd. (“ePAK”) (Note 7).  Accordingly, the Company faces mandatory liquidation, which raises substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty, other than to classify amounts in the Trust Account as due to public shareholders. Upon liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering due to costs related to the Offering, general and administrative expenses incurred prior to the liquidation event and since no value would be attributed to the Warrants contained in the Units sold (Note 5).

ASCEND ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS – (Continued)

3. Investments Held in Trust

Investments held in trust at June 30, 2008 consist of a Pennsylvania Municipal Money Market trust obligation of $41,024,483, plus accrued interest of $51,092. Investments held in trust at December 31, 2007 consist of a Pennsylvania Municipal Money Market trust obligation of $40,553,795, plus accrued interest of $102,933.

4.  Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Quarter Ended June 30,		Six Months Ended June 30,		December 5, 2005 (Inception) to June 30,
	2008	2007	2008	2007	2008

Numerator: Net income	$226,224	$62,839	$173,721	$198,842	$561,758

Denominator: Average common shares outstanding	8,566,667	8,566,667	8,566,667	8,566,667	7,371,850

Basic and diluted earnings per share	$.03	$.01	$.02	$.02	$.08

No computation for diluted earnings per share was prepared for the Redeemable Common Stock Purchase Warrants (see Note 6) to purchase an aggregate of 14,133,334 shares of common stock at $5.00 per share and the underwriters’ option (see Note 6) to purchase 300,000 Units at an exercise price of $7.50 per Unit, respectively, that were outstanding at June 30, 2008 because the shares underlying the conversion of the warrants are contingently issuable and the exercise price of the underwriters’ option is in excess of the related market value of the Units.

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

The Offering (continued)
payable unless and until the Company completes a Business Combination and waived its right to receive such payment upon the Company's liquidation if it is unable to complete a Business Combination.  Since the acquisition of ePAK was abandoned in April 2008 and the Company faces mandatory liquidation, the $952,200 deferred payment due to the underwriter is longer be payable and was reclassified to additional paid in capital.

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

ASCEND ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS – (Continued)

6.  Commitments

The Company presently occupies office space provided by an affiliate of the Company’s special advisor.  Such affiliate has agreed that, until the Company consummates a Business Combination or liquidates, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time.  The Company has agreed to pay such affiliate $7,500 per month for such services commencing May 11, 2006.  However, as a result of the failure to achieve a business combination, $97,500 of unpaid amounts due under this agreement were waived.

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

7. Business Combination Failure

On April 28, 2008, the Company announced that it had abandoned its proposed Business Combination with e.PAK Resources (S) Pte. Ltd. (“ePAK”).  The Company was required to complete its Business Combination with ePAK by May 17, 2008.  Because the Company did not consummate a qualifying Business Combination prior to May 17, 2008, the board of directors is (among other things) contemplating alternatives for preserving value for stockholders.

As a result of the preceding, the Company’s board of directors has determined it would be in the best interests of the Company’s stockholders to distribute now to stockholders holding shares of the Company’s common stock (“IPO Shares”) issued in its initial public offering (“IPO”) all amounts in the Trust Fund established by the Company at the consummation of its IPO and into which a certain amount of the net proceeds of the IPO were deposited (the “Trust Fund”).  As of July 31, 2008, approximately $41,124,515 (approximately $5.96 per IPO Share) was in the Trust Fund. Further, the Company’s board of directors also determined that it would be in the

ASCEND ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS – (Continued)

7. Business Combination Failure (continued)

best interests of the Company’s remaining stockholders for the Company to continue its corporate existence after the distribution of the Trust Fund, rather than dissolve as required by our certificate of incorporation, and to do so with a new certificate of incorporation that would be suitable for the company as a non-blank check company. As a result, the Company filed a Preliminary Schedule 14A Proxy Statement with the Securities and Exchange Commission (“SEC”) on July 1, 2008.  On August 8, 2008, the Company filed its Definitive Proxy Statement on Schedule 14A and set the date for a special meeting of shareholders for September 4, 2008, in which certain proposals, including a proposal to continue the Company’s corporate existence, will be voted on.

During the second quarter of 2008, management negotiated reduced rates with several vendors as a result of the failure of the business combination.  Two legal firms with outstanding balances totaling $641,171 at June 30, 2008 are still under negotiation.  The reduction in the amounts due gives rise to negative general and administrative expenses for the quarter.

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

On April 28, 2008, we announced that we have abandoned our proposed business combination with e.PAK Resources (S) Pte. Ltd. (“ePAK”).  We were required to complete our business combination with ePAK by May 17, 2008. Because the Company did not consummate a qualifying Business Combination prior to May 17, 2008, the board of directors is (among other things) contemplating alternatives for preserving value for stockholders.

Distribution of the Trust Fund

The Company intends to distribute the amounts in the Trust Fund as soon as reasonably practicable.  As of July 31, 2008, there was approximately $41,124,515 (approximately $5.96 per IPO Share) in the Trust Fund.  Only holders of our IPO Shares are entitled to receive proceeds from the distribution of the Trust Fund, after establishing a reserve for Delaware franchise taxes expected to be paid in the amount of approximately $75,000.  We have accrued and unpaid liabilities of approximately $872,000 as of the balance sheet date, including an aggregate of approximately $165,000 owed to Don K. Rice, an officer and a director of ours.  If we liquidate before the completion of a business combination and distribute the proceeds held in trust to our public stockholders, Mr. Rice has agreed that he will be personally liable to ensure that the proceeds in the trust account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us.  Mr. Rice has confirmed that he is currently negotiating with creditors regarding the satisfaction of our liabilities, which he expects to complete prior to the special meeting.  However, we cannot assure you that Mr. Rice will be able to satisfy those obligations.  Since any obligations of Mr. Rice are not collateralized or otherwise guaranteed, we cannot assure you that he will perform any obligation that he may have or that stockholders will be able to enforce any such obligation.  As a result, the indemnification described above may not effectively mitigate the risk of creditors' claims upon the amounts distributed to the holders of the IPO Shares from the Trust Fund.  Under Delaware law, holders of IPO Shares could be required to return a portion of the distributions that they receive up to their pro rata share of the liabilities not so discharged, but not in excess of the total amounts that they separately receive.

Net income of $226,224 reported for the quarter ended June 30, 2008 consists of $6,256 expense for director and officer liability insurance, a credit of $97,500 for a monthly administrative services agreement (waiver of unpaid amount), $9,313 for franchise and taxes, a credit of $55,985 for legal, accounting and consulting expenses (representing adjustments of several unpaid amounts waived) and $52,921 for other expenses.  Interest on the trust fund investment was $141,229, excluding $35,285 of deferred interest.

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

Net income of $173,721 reported for the six months ended June 30, 2008 consists of $12,456 expense for director and officer liability insurance, a credit of $75,000 for a monthly administrative services agreement (waiver of unpaid amount), $18,625 for franchise and state capital stock taxes, $126,207 for legal, accounting and consulting expenses, and $79,110 for other expenses.  Interest on the trust fund investment was $335,119, excluding $83,728 of deferred interest.

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

Net income of $561,758 reported for the period from December 5, 2005 (inception) to June 30, 2008 consists of $53,500 expense for director and officer liability insurance, $72,500 expense for a monthly administrative services agreement, $101,787 for franchise and state capital stock taxes, $1,031,666 for legal, accounting and consulting expenses and $244,005 for other expenses.  Interest on the trust fund investment was $2,052,557, excluding $512,815 of deferred interest, and interest earned on the money market accounts was $12,689.

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

We intend to reimburse our officers and directors for any reasonable out-of-pocket expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. From our inception through August 14, 2008, we have reimbursed our officers and directors an aggregate of $72,373 incurred by them on our behalf.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (principal executive, financial and accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. Based upon his evaluation, he concluded that our disclosure controls and procedures were effective.

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

Date:  August 14, 2008