Form 10-Q
period 2008-09-30
Ascend Acquisition Corp.
filed 2008-11-14
CIK 1350773

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[ X ]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:    856,675 common shares as of November 14, 2008

 PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ASCEND ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED BALANCE SHEETS
(UNAUDITED)
	September 30, 2008	December 31, 2007

ASSETS
Current assets:
Cash and cash equivalents	$20,238	$10,508
Investments held in trust	-	40,656,728
Prepaid expenses and other receivables	-	10,937
Deferred income taxes	-	29,900
Total assets	$20,238	$40,708,073

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued expenses (including related parties of $68,823 and $114,498, respectively)	$706,502	$680,414
Income taxes payable	-	29,900
Deferred interest	-	429,088
Deferred payment due to underwriter	-	952,200
Notes payable to related party	100,000	-
Total liabilities	806,502	2,091,602

Commitments

Common stock, subject to possible conversion, 137,931 shares, as adjusted	-	7,698,189

Stockholders’ (Deficit) Equity:
Preferred stock, $.0001 par value, authorized 1,000,000 shares; none issued	-	-
Common stock, $.0001 par value, authorized 300,000,000 and 30,000,000 shares, respectively; issued and outstanding 856,675 shares, as adjusted (which includes 137,931 shares subject to possible conversion at December 31, 2007)	86	86
Additional paid-in capital	-	30,530,189
Retained (deficit) earnings accumulated during development stage	(786,350)	388,037
Total stockholders’ (deficit) equity	(786,264)	30,918,282

Total liabilities and stockholders’ (deficit) equity	$20,238	$40,708,073

See accompanying notes to unaudited condensed financial statements.

ASCEND ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED STATEMENTS OF EXPENSES
(UNAUDITED)

	Quarter Ended September 30,		Nine Months Ended September 30,		December 5, 2005 (Inception) to September 30,
	2008	2007	2008	2007	2008

General and administrative expenses	$40,896	$348,500	$202,294	$707,345	$1,544,384

Operating loss	(40,896)	(348,500)	(202,294)	(707,345)	(1,544,384)

Other income:
Interest income	-	176	-	4,167	12,689
Interest on trust fund investment	-	268,026	335,120	789,022	2,052,558
Total other income	-	268,202	335,120	793,189	2,065,247

(Loss) income before income taxes	(40,896)	(80,298)	132,826	85,844	520,863

Income tax benefit	-	-	-	32,700	-

Net (loss) income	$(40,896)	$(80,298)	$132,826	$118,544	$520,863

Weighted average shares of common
stock outstanding (basic and
diluted), as adjusted	856,675	856,675	856,675	856,675	747,847

(Loss) earnings per common share (basic and diluted)	$(.05)	$(.09)	$.16	$.14	$.70

See accompanying notes to unaudited condensed financial statements.

ASCEND ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007	December 5, 2005 (Inception) to September 30, 2008
Cash flows from operating activities:
Net income	$132,826	$118,544	$520,863
Adjustments to reconcile net income to net cash used in operating activities:
Interest income on investments held in trust	(546,948)	(986,155)	(2,693,473)
Change in operating assets and liabilities:
Decrease in prepaid expenses and other receivables	10,937	218	-
Decrease in deferred tax asset	29,900	-	-
Increase in accounts payable and accrued expenses	26,088	329,865	706,502
(Decrease) in income taxes payable	(29,900)	(14,700)	-
Increase in deferred interest	211,827	197,132	640,915
Net cash used in operating activities	(165,270)	(355,096)	(825,193)

Cash flows from investing activities:
Purchase of treasury bills held in trust	-	-	(15,485,695)
Purchase of municipal securities held in trust	-	-	(30,809,507)
Sale/maturity of treasury bills held in trust	-	-	15,613,788
Sale of municipal securities held in trust	-	-	31,176,329
Purchase of Pennsylvania municipal securities held in trust	-	-	(39,005,118)
Redemption of Pennsylvania municipal securities held in trust	(41,053,675)	-	(41,053,675)
Distribution of trust assets to public shareholders	41,128,675	-	41,128,675
Net cash provided by (used in) investing activities	75,000	-	(38,435,203)

Cash flows from financing activities:
Gross proceeds from initial public offering	-	-	41,400,000
Proceeds from note payable to stockholder	100,000	-	180,000
Repayment of note payable to stockholder	-	-	(80,000)
Proceeds from sale of shares of common stock to founding stockholders	-	-	25,000
Proceeds from issuance of option	-	-	100
Proceeds from sale of insider units	-	-	1,000,002
Payment of costs of public offering	-	-	(3,244,468)
Net cash provided by financing activities	100,000	-	39,280,634

Net increase (decrease) in cash and cash equivalents	9,730	(355,096)	20,238
Cash and cash equivalents at beginning of period	10,508	423,590	-
Cash and cash equivalents at end of period	$20,238	$68,494	$20,238

Supplemental schedule of non-cash financing activity:

Deferred payment due to underwriter	$(952,200)	$-	$-

See accompanying notes to unaudited condensed financial statements.

ASCEND ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.  Basis of Presentation

The condensed financial statements at September 30, 2008 and for the three and nine month periods ended September 30, 2008 and 2007 and for the period from December 5, 2005 (inception) to September 30, 2008 are unaudited and include the accounts of Ascend Acquisition Corp. (a corporation in the development stage) (“the Company”).  The condensed balance sheet at December 31, 2007 has been derived from the audited financial statements included in the Company’s 10-KSB filed on March 28, 2008.

In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of the Company as of September 30, 2008 and the results of its operations for the three and six months ended September 30, 2008 and 2007 and its cash flows for the nine months ended September 30, 2008 and 2007.  All activity from December 5, 2005 (inception) through May 17, 2006 relates to the Company’s formation and the public offering described below.  Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year.

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

The registration statement for the Company’s initial public offering (“the Offering”) was declared effective May 11, 2006.  The Company consummated the Offering, including the over-allotment option, on May 17, 2006 and May 22, 2006, respectively, and received total net proceeds of approximately $37,203,000 (Note 6).  Substantially all of the net proceeds of the Offering were intended to be generally applied toward consummating a business combination with an operating business (“Business Combination”).  The Company was required to complete a Business Combination by May 17, 2008.  On April 28, 2008, the Company announced that it was abandoning its proposed Business Combination with e.PAK Resources (S) Pte. Ltd. (“ePAK”).  Accordingly, the Company faced mandatory liquidation.

On September 4, 2008, the Company’s shareholders voted to continue the Company’s existence as a public company without any of the blank check company restrictions previously applicable to it.  In addition, the shareholders agreed to a 1 for 10 share reverse split of the common stock of the Company, and to increase the authorized shares from 30,000,000 to 300,000,000.  The assets of the trust were distributed to the public shareholders on September 18, 2008.  The current primary activity of the Company involves seeking a company or companies that it can acquire or with which it can merge. The Company has not selected any company as an acquisition target or merger partner, and does not currently intend to limit potential candidates to any particular field or industry.  However, in the future if it so chooses, the Company could limit candidates to a particular field or industry. The Company’s plans are now only in an early stage.

ASCEND ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS – (Continued)

3. Note payable to related party

On June 16, 2008, Ascend Acquisition issued a promissory note for $100,000 to Don K. Rice. The note bears interest at a fixed rate of 5% per annum and is due on demand. Accrued and unpaid interest on the note was $1,452 at September 30, 2008.

4.  Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share.  The shares outstanding and the earnings per share have been adjusted retroactively for the 1 for 10 reverse stock split which occurred on September 23, 2008:

	Quarter Ended September 30,		Nine Months Ended September 30,		December 5, 2005 (Inception) to September 30,
	2008	2007	2008	2007	2008

Numerator: Net income (loss)	$(40,896)	$(80,298)	$132,826	$118,544	$520,863

Denominator: Average common shares outstanding	856,675	856,675	856,675	856,675	747,847

Basic and diluted earnings per share	$(.05)	$(.09)	$.16	$.14	$.70

No computation for diluted earnings per share was prepared for the Redeemable Common Stock Purchase Warrants to purchase an aggregate of 1,413,334 shares of common stock at $50.00 per share and the underwriters’ option to purchase 300,000 Units at an exercise price of $7.50 per Unit, respectively, that were outstanding at September 30, 2008 because the shares underlying the conversion of the warrants and units are in excess of the related market value.

5.  Stockholders’ Equity

The Offering
On May 17, 2006, the Company sold 6,000,000 units (“Units”) in the Offering and on May 22, 2006, the Company sold an additional 900,000 Units related to the underwriter’s over-allotment option.  Each Unit consists of one-tenth share (as adjusted) of the Company’s common stock, $.0001 par value, and two Redeemable Common Stock Purchase Warrants (“Warrants”).  As adjusted, ten Warrants entitle the holder to purchase from the Company one share of common stock at an exercise price of $50.00, expiring May 10, 2010.  The Warrants will be redeemable, at the Company’s option, at a price of $.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given.

The Company agreed to pay EarlyBirdCapital, Inc., the underwriter in the Offering (“Underwriter”), an underwriting discount of 8% of the gross proceeds of the Offering and a non-accountable expense allowance of

ASCEND ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS – (Continued)

5.  Stockholders’ Equity (continued)

The Offering (continued)
1% of the gross proceeds of the Offering.  However, the Underwriter agreed that 2.3% of the underwriting discount ($952,200) would not be payable unless and until the Company completes a Business Combination and waived its right to receive such payment if the Company is unable to complete a Business Combination.  Since the acquisition of ePAK was abandoned in April 2008, the $952,200 deferred payment due to the underwriter is no longer payable and was reclassified to additional paid in capital.

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

Common Stock
On September 19, 2008, the Company’s Certificate of Incorporation was further amended to increase the authorized shares of common stock from 30,000,000 to 300,000,000.  In addition, the common shares were adjusted for a reverse split of 1 common share for each 10 common shares previously held.  All references in the accompanying financial statements to the number of shares of stock have been retroactively restated to reflect these transactions.

6. Commitments

The Company presently occupies office space provided by an affiliate of the Company’s special advisor.  Such affiliate has agreed that, until the Company consummates a Business Combination or liquidates, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time.  The Company agreed to pay such affiliate $7,500 per month for such services commencing May 11, 2006.  However, as a result of the failure to achieve a business combination, $97,500 of unpaid amounts due under this agreement were waived in 2008 and credited to the income statement.

7. Abandoned Business Combination

On April 28, 2008, the Company announced that it had abandoned its proposed Business Combination with e.PAK Resources (S) Pte. Ltd. (“ePAK”).  The Company was required to complete its Business Combination with ePAK by May 17, 2008.  Because the Company did not consummate a qualifying Business Combination prior to May 17, 2008, the board of directors began contemplating alternatives for preserving value for stockholders.

ASCEND ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS – (Continued)

7. Abandoned Business Combination (continued)

As a result of the preceding, the Company’s board of directors determined it would be in the best interests of the Company’s stockholders to distribute all amounts in the Trust Fund established by the Company at the consummation of its IPO and into which a certain amount of the net proceeds of the IPO were deposited (the “Trust Fund”) to stockholders holding shares of the Company’s common stock (“IPO Shares”) issued in its initial public offering (“IPO”).  On September 18, 2008, approximately $41million (approximately $5.96 per IPO Share) was distributed from the Trust Fund to shareholders.  Additionally, approximately $75,000 was transferred to the Company’s operating account as a reserve for Delaware franchise taxes expected to be paid.

During the second and third quarters of 2008, management negotiated reduced rates with several vendors as a result of the abandonment of the business combination.  As adjustments were agreed upon, the related expense account was credited for the reduction in the current period.  As of September 30, 2008, the Company was negotiating with one legal firm the satisfaction of an outstanding balance totaling $617,490 owed by the Company to it.  On November 12, 2008, this law firm released the Company from all amounts that the Company owed to it, in consideration of the transfer to it of certain of the Company’s common shares owned by Don K. Rice, an officer and a director of the Company.

Item 2. Management’s Discussion and Analysis.

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

General

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

Distribution of the Trust Fund

The Company distributed the amounts in the Trust Fund on September 18, 2008 of approximately $41 million (approximately $5.96 per IPO Share).  Only holders of our IPO Shares received proceeds from the distribution of the Trust Fund, after establishing a reserve for Delaware franchise taxes expected to be paid in the amount of approximately $75,000.  As of September 30, 2008, we had accrued and unpaid liabilities of approximately $806,502 as of the balance sheet date, including an aggregate of approximately $168,823 owed to Don K. Rice, an officer and a director of ours.  On November 12, 2008, our largest trade creditor to which we owed $617,490 as of September 30, 2008 released us from all amounts that we owed to it, in consideration of the transfer to it of certain of our shares owned by Don K. Rice, an officer and a director of ours.  As a result of this release, we owe only $20,189 to vendors other than Mr. Rice.  Mr. Rice has agreed that if we liquidate before the completion of a business combination and distribute the proceeds held in trust to our public stockholders, he would be personally liable to ensure that the proceeds in the trust account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us.   Since no obligations of Mr. Rice are collateralized or otherwise guaranteed, we cannot assure you that he will perform any obligation that he may have or that stockholders will be able to enforce any such obligation.  As a result, the indemnification described above may not effectively mitigate the risk of creditors' claims upon the amounts distributed to the holders of the IPO Shares from the Trust Fund.  Under Delaware law, holders of IPO Shares could be required to return a portion of the distributions that they receive up to their pro rata share of the liabilities not so discharged, but not in excess of the total amounts that they separately receive.  Because of the satisfaction of nearly all of known liabilities, management believes that the exposure of holders of IPO Shares in this regard is minimal.

Current Activities

The current primary activity of the Company involves seeking a company or companies that it can acquire or with which it can merge. The Company has not selected any company as an acquisition target or merger partner, and does not currently intend to limit potential candidates to any particular field or industry.  However, in the future if it so chooses, the Company could limit candidates to a particular field or industry. The Company’s plans are now only in an early stage.

Results of Operations

Financial results for the periods discussed in this Report will not be directly comparable to financial results for future periods, because the Company distributed the assets of its trust fund to its public stockholders on September 18, 2008.  These assets were virtually the sole source of the Company’s income.  Moreover, the Company has significantly curtailed its business efforts, which should result in lower costs and expenses.

Quarter Ended September 30, 2008 Compared to the Quarter Ended September 30, 2007

 General and administrative expenses for the quarter ended September 30, 2008 were $40,896 compared to $348,500 for the quarter ended September 30, 2007, a decrease of $307,604.  The Company was pursuing acquisition candidates in 2007.  As a result, legal and professional fees were $280,837 higher in the quarter ended September 30, 2007 compared to September 30, 2008.  In addition, the Company has an administrative services agreement to an affiliate of our special advisor, Arthur Spector, of $7,500 per month.  As a result of the abandonment of the business combination in 2008, the fee was waived.  The quarter ended September 30, 2007 includes $22,500 of administrative services fees.

With the abandonment of the proposed business acquisition, the Company was required to repay the trust fund assets to its public shareholders.  In the quarter ended September 30, 2007, the trust fund assets and other interest bearing bank deposits earned $268,026.  All interest earned on the trust fund assets in the quarter ended September 30, 2008, through the repayment date of September 18, 2008, was deferred, since it had been determined it would be distributed to public shareholders and not available to the Company.

Net loss for the quarter ended September 30, 2008 was $40,896, compared to $80,298 for the quarter ended September 30, 2007, as a result of the items mentioned above.

Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007

General and administrative expenses for the nine months ended September 30, 2008 were $202,294, compared to $707,345 for the nine months ended September 30, 2007, a decrease of $505,051.  The Company was pursuing acquisition candidates in 2007.  As a result, legal and professional fees were $399,240 higher in the nine months ended September 30, 2007 compared to September 30, 2008.  In addition, the Company has an administrative services agreement to an affiliate of our special advisor, Arthur Spector, of $7,500 per month.  As a result of the abandonment of the business combination in 2008, the fee was waived for 2008 and unpaid amounts from 2007 were also waived.  This resulted in a credit of $75,000 for the nine months ended September 30, 2008, compared to expense of $67,500 for the nine months ended September 30, 2007.  Lastly, as a result of filing a definitive proxy agreement and other filing with the SEC, public company costs, primarily relating to printers costs, were $58,515 higher for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.

Interest income was $335,120 for the nine months ended September 30, 2008 compared to $793,189 for the nine months ended September 30, 2007, a decrease of $458,069.  The decrease is a result of the abandoned business combination in 2008 which required the trust assets to be distributed to public shareholders (approximately $268,000 of the decrease) and a decrease in interest rates from 2007 to 2008.

Net income for the nine months ended September 30, 2008 was $132,826, compared to $118,544 for the nine months ended September 30, 2007, as a result of the items mentioned above and a $32,700 income tax benefit in the nine months ended September 30, 2007.

Liquidity and Capital Resources

Currently, the Company has only a minimal amount of cash on hand and has no form of committed financing available to it.  At the present, the Company can finance only the limited activity related to its seeking a company or companies that the Company can acquire or with which it can merge.  The Company has insufficient capital with which to make it attractive to prospective merger candidates who may be in need of immediate funds as an inducement to a possible transaction between them and the Company.  The Company may in the future be required to undertake certain financing activities to consummate a merger transaction or to continue its current business activities.  The Company cannot assure anyone that additional financing will be available to it when needed or, if available, that it can be obtained on commercially reasonably terms. If the Company does not obtain additional financing if needed, it may not be able to consummate a merger and acquisition transaction or even stay in business for that matter. Under certain circumstances, the Company could be forced to cease its efforts to find a suitable acquisition target or merger partner.

Off-balance sheet arrangements

Options and warrants issued in conjunction with our initial public offering are equity-linked derivatives and, accordingly, represent off-balance sheet arrangements.  The options and warrants meet the scope exception in paragraph 11(a) of FAS 133 and are accordingly not accounted for as derivatives for purposes of FAS 133, but instead are accounted for as equity.  See the financial statements for more information.

Item 4. Controls and Procedures.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (principal executive, financial and accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Based upon his evaluation, he concluded that our disclosure controls and procedures were effective.

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

On September 18, 2008, we distributed the assets of our trust fund to our public stockholders, thereby ending the use of proceeds from the Offering.

Item 4.    Submission of Matters to a Vote of Security Holders

On September 4, 2008, the Company’s special meeting of the Company's stockholders, for which proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934 (as amended), was convened for the purpose of (a) considering the elimination of Article Six from the Company’s certificate of incorporation so that the Company could continue as a corporation beyond the time specified in Article Six, (b) considering the amendment of the Company’s certificate of incorporation to increase the authorized shares of common stock from 30,000,000 shares to 300,000,000 shares of common, and (c) considering the amendment of the Company’s certificate of incorporation to effect a one-for-ten reverse stock split of the Company’s common stock.

The Company's stockholders approved the elimination of Article Six from the Company’s certificate of incorporation.  The following are the results of the voting on this proposal:

	Percentage of		Percentage of
For	Votes "For"	Against	Votes “Against”	Abstain
7,388,606	99%	71,800	1%	-0-

In addition, the Company's stockholders approved the amendment of the Company’s certificate of incorporation to increase the authorized shares of common stock from 30,000,000 shares to 300,000,000 shares of common.  The following are the results of the voting on this amendment:

	Percentage of		Percentage of
For	Votes "For"	Against	Votes “Against”	Abstain
6,419,989	86.1%	1,040,417	13.9%	-0-

In addition, the Company's stockholders approved the amendment of the Company’s certificate of incorporation to effect a one-for-ten reverse stock split of the Company's common stock.  The following are the results of the voting on this amendment:

	Percentage of		Percentage of
For	Votes "For"	Against	Votes “Against”	Abstain
6,419,989	86.1%	1,040,417	13.9%	-0-

Item 6.  Exhibits.

EXHIBITS

Exhibit No.	Description

4	Second Amended and Restated Certificate of Incorporation

31	Certification of Chairman, Chief Executive Officer and President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chairman, Chief Executive Officer and President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASCEND ACQUISITION CORP.
By: /s/ Don K. Rice
Don K. Rice
Chairman of the Board, Chief Executive Officer, President and Treasurer (Principal executive officer and principal financial and accounting officer)

Date:  November14, 2008