Form 10-K
period 2008-12-31
Ascend Acquisition Corp.
filed 2009-03-31
CIK 1350773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(MARK ONE)

☒           ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 000-51840

ASCEND ACQUISITION CORP.
(Name of small business issuer in its charter)

Delaware	20-3881465
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

435 Devon Park Drive, Bldg. 700, Wayne, PA	19087
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:  (610) 420-6523

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Units of Common Stock and Warrants to Purchase Common Stock

Common Stock, par value $.0001 per share

Warrants to purchase shares of Common Stock
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐   No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes  ☐   No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer                                               ☐                      Accelerated filer                                                  ☐

Non-accelerated filer                                                 ☐                      Smaller reporting company                                ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently computed second fiscal quarter: $35,192,645.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  856,675 as of March 27, 2009

DOCUMENTS INCORPORATED BY REFERENCE

None.

ii

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  We have based these forward-looking statements on our current expectations and projections about future events.  These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "continue," or the negative of such terms or other similar expressions.  Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in this Annual Report on Form 10-K and in our other Securities and Exchange Commission filings.

PART I
Item 1.  Business.

General

We were formed on December 5, 2005 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with a currently unidentified operating business.  The registration statement for our initial public offering ("the Offering") was declared effective May 11, 2006.  On May 17, 2006, we sold 6,000,000 units in the Offering and on May 22, 2006, we sold 900,000 units in the Offering. The total units sold of 6,900,000 includes all of the 900,000 units subject to the underwriters’ overallotment option.  Each of our units originally consisted of one share of our common stock, $.0001 par value per share, and two redeemable common stock purchase warrants.  Each warrant originally entitled the holder to purchase from us one share of common stock at an exercise price of $5.00. We received net proceeds of approximately $37,203,000 from the Offering.  All activity from December 5, 2005 through May 17, 2006 related to our formation and initial public offering.

On July 31, 2007, we announced that we had signed a definitive agreement to acquire e.PAK Resources (S) Pte. Ltd. (“ePAK”), a privately held, full-service supplier of semiconductor transfer and handling products.   On April 28, 2008, we announced that we had abandoned our proposed business combination with ePAK.  We were required to complete our business combination with ePAK by May 17, 2008.  Because we did not consummate a qualifying Business Combination prior to May 17, 2008, the board of directors contemplated alternatives for preserving value for stockholders.  Ultimately, the board of directors proposed to amend our certificate of incorporation:

*	to permit the continuance of our company as a corporation beyond the time currently specified in our certificate of incorporation without the limitations related to the Offering;

*	to increase the authorized shares of common stock from 30,000,000 shares to 300,000,000 shares of common stock; and

*
to effect a one-for-ten reverse stock split of our common stock, in which every 10 shares of Common Stock outstanding as of the effective date of the amendment will be converted into one share of Common Stock.

Our stockholders approved all of these amendments at a special meeting held on September 4, 2008.  In addition to these amendments, on September 18, 2008 we distributed the amounts in the Trust Fund established by us at the consummation of the Offering and into which a certain amount of the net proceeds of the Offering were deposited (the “Trust Fund”).  The aggregate amount in the Trust Fund was approximately $41,128,676 or approximately $5.96 per original share of common stock issued in the Offering (“IPO Shares”).  Only holders of our IPO Shares received proceeds from the distribution of the Trust Fund, after establishing a reserve for Delaware franchise taxes expected to be paid in the amount of approximately $75,000.

As a result of the preceding, our current primary activity involves seeking a company or companies that we can acquire or with which we can merge.  We have not selected any company as an acquisition target or merger partner, and do not currently intend to limit potential candidates to any particular field or industry.  However, in the future if we so choose, we could limit candidates to a particular field or industry.  Our plans are now only in an early stage.  In our company’s present state, it can be defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity.  Moreover, the proposed business activities described herein classify our company as a "blank check" company.  Many states have enacted statutes, rules, and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions.

Current Business Plan

Our plan is to seek, investigate, and if such investigation warrants, acquire an interest in one or more business opportunities presented to us by persons or firms desiring the perceived advantages of a publicly held corporation.  At this time, we have no plan, proposal, agreement, understanding, or arrangement to acquire or merge with any specific business or company, and we have not identified any specific business or company for investigation and evaluation.  No member of management or any promoter of ours, or an affiliate of either, has had any material discussions with any other company with respect to any acquisition of that company.  We will not restrict our search to any specific business, industry, or geographical location, and may participate in business ventures of virtually any kind or nature.  Discussion of the proposed business under this caption and throughout this Annual Report is purposefully general and is not meant to restrict our virtually unlimited discretion to search for and enter into a business combination.

We may seek a combination with a firm that only recently commenced operations, a developing company in need of additional funds to expand into new products or markets or seeking to develop a new product or service, or an established business which may be experiencing financial or operating difficulties and needs additional capital which is perceived to be easier to raise by a public company.  In some instances, a business opportunity may involve acquiring or merging with a corporation which does not need substantial additional cash but which desires to establish a public trading market for its common stock.  We may purchase assets and establish wholly-owned subsidiaries in various businesses or purchase existing businesses as subsidiaries.

Selecting a business opportunity will be complex and extremely risky.  Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, management believes that there are numerous firms seeking the benefits of a publicly-traded corporation.  Such perceived benefits of a publicly traded corporation may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for the principals of a business, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all stockholders, and other items.  Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

We have insufficient capital with which to provide the owners of businesses significant cash or other assets.  Management believes we will offer owners of businesses the opportunity to acquire a controlling ownership interest in a public company at substantially less cost than is required to conduct an initial public offering.  The owners of the businesses will, however, incur significant post-merger or acquisition registration costs in the event they wish to register a portion of their shares for subsequent sale.  We will also incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Current Reports on Form 8-K, agreements, and related reports and documents.  Nevertheless, management has not conducted market research and is not aware of statistical data that would support the perceived benefits of a merger or acquisition transaction for the owners of a business.  We do not intend to make any loans to any prospective merger or acquisition candidates or to unaffiliated third parties.

We will not restrict our search for any specific kind of firms, but may acquire a venture that is in our preliminary or development stage, is already in operation, or is in essentially any stage of its corporate life.  It is impossible to predict at this time the status of any business in which we may become engaged, in that such business may need to seek additional capital, may desire to have our shares publicly traded, or may seek other perceived advantages that we may offer.  However, we do not intend to obtain funds in one or more private placements to finance the operation of any acquired business opportunity until such time as we have successfully consummated such a merger or acquisition.

Sources of Opportunities

We will seek a potential business opportunity from all known sources, but will rely principally on personal contacts of our management as well as indirect associations between it and other business and professional people.  We do not presently anticipate that we will engage any professional firm specializing in business acquisitions or reorganizations.

Management will rely upon our own efforts and, to some extent, the efforts of our stockholders, in accomplishing our business purposes.  We do not anticipate that we will use any outside consultants or advisors, other than our legal counsel and accountants, to effectuate our business purposes described herein.  However, if we do retain such an outside consultant or advisor, any cash fee earned by such party will need to be paid by the prospective merger/acquisition candidate, as we have no cash assets with which to pay such obligation.  There have been no discussions, understandings, contracts or agreements with any outside consultants, and none are anticipated in the future.

As is customary in the industry, we may pay a finder's fee for locating an acquisition prospect.  If any such fee is paid, it will be approved by our Board of Directors and will be in accordance with the industry standards.  Such fees are customarily between 1% and 5% of the size of the transaction, based upon a sliding scale of the amount involved.  Such fees are typically in the range of 5% on a $1,000,000 transaction ratably down to 1% in a $4,000,000 transaction.

We will not have sufficient funds to undertake any significant development, marketing, and manufacturing of any products that may be acquired.  Accordingly, if we acquire the rights to a product, rather than entering into a merger or acquisition, it most likely would need to seek debt or equity financing or obtain funding from third parties, in exchange for which we would probably be required to give up a substantial portion of our interest in any acquired product.  There is no assurance that we will be able either to obtain additional financing or to interest third parties in providing funding for the further development, marketing and manufacturing of any products acquired.

Evaluation of Opportunities

The analysis of new business opportunities will be undertaken by or under the supervision of management.  See “Item 10. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act” for information about our current management.  Management intends to concentrate on identifying prospective business opportunities that may be brought to our attention through present associations with management.  In analyzing prospective business opportunities, management will consider, among other factors, such matters as;

1.	the available technical, financial and managerial resources
2.	working capital and other financial requirements
3.	history of operation, if any
4.	prospects for the future
5.	present and expected competition
6.	the quality and experience of management services which may be available and the depth of that management
7.	the potential for further research, development or exploration
8.	specific risk factors not now foreseeable but which then may be anticipated to impact our proposed activities
9.	the potential for growth or expansion
10.	the potential for profit
11.	the perceived public recognition or acceptance of products, services or trades
12.	name identification

Management will meet personally with management and key personnel of the firm sponsoring the business opportunity as part of their investigation.  To the extent possible, we intend to utilize written reports and personal investigation to evaluate the above factors.

Opportunities in which we participate will present certain risks, many of which cannot be identified adequately prior to selecting a specific opportunity.  Our stockholders must, therefore, depend on management to identify and evaluate such risks.  Promoters of some opportunities may have been unable to develop a going concern or may present a business in our development stage (in that it has not generated significant revenues from our principal business activities prior to our participation).  Even after our participation, there is a risk that the combined enterprise may not become a going concern or advance beyond the development stage.  Other opportunities may involve new and untested products, processes, or market strategies that may not succeed.  We (and therefore our stockholders) will assume such risks.

The investigation of specific business opportunities and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention as well as substantial costs for accountants, attorneys, and others.  If a decision is made not to participate in a specific business opportunity, the costs incurred in the related investigation would not be recoverable.  Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss by us of the related costs incurred.

There is the additional risk that we will not find a suitable target.  Management does not believe we will generate revenue without finding and completing a transaction with a suitable target company.  If no such target is found, therefore, no return on an investment in we will be realized, and there will not, most likely, be a market for our stock.

Acquisition of Opportunities

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, franchise, or licensing agreement with another corporation or entity.  We may also purchase stock or assets of an existing business.  Once a transaction is complete, it is possible that the present management and stockholders of ours will not be in control of our company.  In addition, our management may, as part of the terms of the transaction, resign and be replaced in whole or in part without a vote of our stockholders.

It is anticipated that securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable Federal and state securities laws.  In some circumstances, however, as a negotiated element of this transaction, we may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at specified time thereafter.  The issuance of substantial additional securities and their potential sale into any trading market that may develop in our Common Stock may have a depressive effect on such market.

While the actual terms of a transaction to which we may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so called "tax free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code of 1986, as amended (the "Code").  In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity.  In such event, our stockholders would retain less than 20% of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the equity of such stockholders.

As part of our investigation, our management will meet personally with management and key personnel of the target company, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of our limited financial resources and management expertise.

The manner in which we participate in an opportunity with a target company will depend on the nature of the opportunity, the respective needs and desires of us and other parties, the management of the opportunity, and the relative negotiating strength of us and such other management.

With respect to any mergers or acquisitions, negotiations with target company management will be expected to focus on the percentage of our company which the target company's stockholders would acquire in exchange for their share holdings in the target company.  Depending upon, among other things, the target company's assets and liabilities, our stockholders will, in all likelihood, hold a lesser percentage ownership interest in our company following any merger or acquisition.  The percentage ownership may be subject to significant reduction in the event we acquire a target company with substantial assets.  Any merger or acquisition effected by us can be expected to have a significant dilutive effect on the percentage of shares held by our then stockholders.

Management has advanced, and expects to continue to advance, funds used by us in identifying and pursuing agreements with target companies.  Management could require that these funds be repaid from the proceeds of any transaction with the target company, and any agreement governing such a transaction may, in fact, be contingent upon the repayment of those funds.

Competition

We are an insignificant participant among firms that engage in business combinations with, or financing of, development-stage enterprises.  There are many established management and financial consulting companies and venture capital firms that have significantly greater financial and personal resources, technical expertise and experience than ours.  In view of our limited financial resources and management availability, we will continue to be at a significant competitive disadvantage relative to our competitors.

Regulation and Taxation

Although we will be subject to regulation under the Securities Act of 1933 and the Securities Exchange Act of 1934, management believes we will not be subject to regulation under the Investment Company Act of 1940 insofar as we will not be engaged in the business of investing or trading in securities.  In the event we engage in business combinations that result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act of 1940.  In such event, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs.  We have obtained no formal determination from the Securities and Exchange Commission as to our status under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject us to material adverse consequences.

We intend to structure a merger or acquisition in such manner as to minimize Federal and state tax consequences to us and to any target company.

Employees

We have one executive officer.  This individual is not obligated to devote any specific number of hours to our matters and intends to devote only as much time as he deems necessary to our affairs.  The amount of time he will devote in any time period will vary based on the demands of our business.  We do not intend to have any full time employees prior to the consummation of a business combination.

Item 1A.  Risk Factors.

RISKS RELATING TO OUR BUSINESS

WE HAVE NO OPERATING HISTORY OR REVENUE AND MINIMAL ASSETS.

We have no operating history, have received no revenues and have never earned a profit from operations.  We have no significant assets or financial resources.  We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until it completes a business combination.  This may result in our incurring a net operating loss that will increase continuously until we complete a business combination with a profitable business opportunity.  There is no assurance that we will identify a business opportunity or complete a business combination.

OUR PROPOSED OPERATIONS ARE SPECULATIVE.

The success of our proposed plan of operation will depend to a great extent on the operations, financial condition, and management of the identified business opportunity.  While management intends to seek business combinations with entities having established operating histories, it cannot assure that we will successfully locate candidates meeting such criteria.  In the event we complete a business combination, the success of our operations may depend upon management of the successor firm or venture partner firm together with numerous other factors beyond our control.

ATTRACTIVE BUSINESS OPPORTUNITIES AND COMBINATIONS ARE SCARCE, AND COMPETITION FOR THEM IS FIERCE.

We are, and will continue to be, an insignificant participant in the business of seeking mergers and joint ventures with, and acquisitions of small private entities.  A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies that may also be desirable target candidates for us.  Nearly all such entities have significantly greater financial resources, technical expertise, and managerial capabilities than the Company.  We are, consequently, at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination.  Moreover, we will also compete with numerous other small public companies in seeking merger or acquisition candidates.

WE HAVE ENTERED INTO NO AGREEMENT FOR BUSINESS COMBINATION OR OTHER TRANSACTION, AND WE HAVE NO STANDARDS FOR ANY BUSINESS COMBINATION.

We have no arrangement, agreement, or understanding with respect to engaging in a business combination with any private entity.  There can be no assurance we will successfully identify and evaluate suitable business opportunities or conclude a business combination.  Management has not identified any particular industry or specific business within an industry for evaluations.  There is no assurance we will be able to negotiate a business combination on terms favorable to us.  We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria that we will require a target business opportunity to have achieved, and without which we would not consider a business combination in any form with such business opportunity.  Accordingly, we may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth, or other negative characteristics.

WE DEPEND HEAVILY ON OUR SOLE OFFICER, AND HE MAY DEVOTE ONLY A LIMITED AMOUNT OF TIME TO OUR BUSINESS.

While seeking a business combination, Don K. Rice, our sole officer, anticipates devoting only a fairly minimal amount of time to our business.  Mr. Rice has not entered into a written employment or non-compete agreement with us and is not expected to do so in the foreseeable future.  We have not obtained key man life insurance on him.  Notwithstanding the limited time commitment of Mr. Rice, the loss of his services could adversely affect development of our business.  See “Item 10. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act” for more information about Mr. Rice.

OUR MANAGEMENT MAY HAVE FUTURE CONFLICTS OF INTEREST WITH US.

Don K. Rice, our sole officer, may in the future participate in business ventures that could compete directly with us.  Additional conflicts of interest and non-arms length transactions may also arise in the future in the event Mr. Rice is involved in the management of any firm with which we transact business.  Our Code of Ethics prohibits us from consummating a business combination with an entity that is affiliated with any of our officers, directors or founders, but it does not prohibit us from entering into other related-party transactions.   However, our board of directors is responsible for reviewing and approving related-party transactions to the extent we enter into such transactions.

REPORTING REQUIREMENTS MAY DELAY OR PRECLUDE AN ACQUISITION.

Companies subject to Section 13 of the Securities Exchange Act of 1934 (the "Exchange Act") must provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one or two years, depending on the relative size of the acquisition.  The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or even preclude us from completing an otherwise desirable acquisition.  Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

WE HAVE CONDUCTED NO RESEARCH AS TO MARKET FOR A TRANSACTION SUCH AS THAT WHICH WE PROPOSE, AND WE HAVE MARKETING ORGANIZATION TO ASSIST US IN PURSUING SUCH A TRANSACTION.

We have not conducted or received results of market research indicating that market demand exists for the transactions contemplated by us.  Moreover, we do not have, and does not plan to establish, a marketing organization.  Even if there is demand for a business combination as contemplated by us, there is no assurance we will successfully complete such transaction.

WE EXPECT TO LACK DIVERSIFICATION EVEN IF WE COMPLETE AN ACQUISITION TRANSACTION.

In all likelihood, our proposed operations, even if successful, will result in a business combination with only one entity.  Consequently, the resulting activities will be limited to that entity's business.  Our inability to diversify our activities into a number of areas may subject us to economic fluctuations within a particular business or industry, thereby increasing the risks associated with our operations.

WE COULD BECOME SUBJECT TO IMPOSING REGULATIONS.

Although we will be subject to regulation under the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, insofar as we will not be engaged in the business of investing or trading in securities.  In the event we engages in business combinations that result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act of 1940.  In such event, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs.  We have obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject us to material adverse consequences.

A BUSINESS COMBINATION WOULD PROBABLY RESULT IN A CHANGE IN CONTROL AND MANAGEMENT.

A business combination involving the issuance of our common stock will, in all likelihood, result in stockholders of a private company obtaining a controlling interest in us.  Any such business combination may require our management members to sell or transfer all or a portion of our common stock beneficially that they own, or resign from their positions with us.  The resulting change in control of us could result in removal of present management or a reduction in our participation in our future affairs.

A BUSINESS COMBINATION WOULD PROBABLY RESULT IN A REDUCTION OF PERCENTAGE SHARE OWNERSHIP FOR EXISTING STOCKHOLDERS.

Our primary plan of operation is based upon a business combination with a private concern that, in all likelihood, would result in our issuing securities to stockholders of such private company.  Issuing previously authorized and unissued common stock of we will reduce the percentage of shares owned by present and prospective stockholders, and could effect a change in our control and/or management.

BLANK CHECK OFFERINGS HAVE CERTAIN DISADVANTAGES.

We may enter into a business combination with an entity that desires to establish a public trading market for our shares.  A target company may attempt to avoid what it believes to be adverse consequences of undertaking our own public offering by seeking a business combination with us.  The perceived adverse consequences may include, but are not limited to, time delays of the registration process, significant expenses to be incurred in such an offering, loss of voting control to public stockholders, and the inability or unwillingness to comply with various federal and state securities laws enacted for the protection of investors.  These securities laws primarily relate to registering securities and full disclosure of our business, management, and financial statements.  However, any public offering of securities for which an exemption under the Securities Act of 1933 is not available (including those issued in a business combination with us) must be registered.

A BUSINESS COMBINATION COULD RESULT IN ADVERSE TAX CONSEQUENCES.

Federal and state tax consequences will, in all likelihood, be major considerations in any business combination we may undertake.  Typically, these transactions may be structured to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions.  We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target entity.  Management cannot assure that a business combination will meet the statutory requirements for a tax-free reorganization, or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets.  A non-qualifying reorganization could result in the imposition of both federal and state taxes, which may have an adverse effect on both parties to the transaction.

REQUIREMENTS OF AUDITED FINANCIAL STATEMENTS MAY DISQUALIFY BUSINESS OPPORTUNITIES.

Management believes that any potential target company must provide audited financial statements for review, and for the protection of all parties to the business combination.  One or more attractive business opportunities may forego a business combination with us, rather than incur the expenses associated with preparing audited financial statements.

WE HAVE ENTERED INTO A CERTAIN TRANSACTION WITH ONE OF OUR OFFICERS AND DIRECTORS.

We have entered into a certain transaction (the "Related Party Transaction") with Don K. Rice, a director and our sole officer.  One aspect of the Related Party Transaction may be to issue up to 4,875,000 shares of our common stock upon the conversion of certain indebtedness that we owe to him.  The Related Party Transaction is described in “Item 13.  Certain Relationships and Related Transactions, and Director Independence.”  The Related Party Transaction was not the result of arms-length negotiations.  Accordingly, there can be no assurance that the terms and conditions of the Related Party Transaction are as favorable to us as those that could have been obtained in true arms-length negotiations.  However, we believe that the Related Party Transaction was fair as to the Company at the time it was authorized or approved.

RISKS RELATING TO OUR WARRANTS

 AN EFFECTIVE REGISTRATION STATEMENT MAY NOT BE IN PLACE WHEN AN INVESTOR DESIRES TO EXERCISE WARRANTS, THUS PRECLUDING SUCH INVESTOR FROM BEING ABLE TO EXERCISE HIS, HER OR ITS WARRANTS AND CAUSING SUCH WARRANTS TO BE PRACTICALLY WORTHLESS.

No warrant will be exercisable and we will not be obligated to issue shares of common stock unless at the time a holder seeks to exercise such warrant, a prospectus relating to the common stock issuable upon exercise of the warrant is current and the common stock has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. Presently, no current prospectus relating to the common stock issuable upon exercise of the warrants is in effect.  Moreover, in view of the present $50 per-share exercise price of the warrants and our common stock’s extremely low price, we do not intend to bring such a prospectus current.  As a result, holders are and will be unable to exercise their warrants, and we will not be required to settle any such warrant exercise. If the prospectus relating to the common stock issuable upon the exercise of the warrants is not current, the warrants may have no value, the market for the warrants may be limited and the warrants may expire worthless.

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

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

We have no meaningful properties and assets, and at this time we have no agreements to acquire any properties or assets.  We intend to attempt to acquire assets or a business in exchange for our securities when assets or business desirable for our objectives have been identified.  We maintain our principal executive offices at 435 Devon Park Drive, Building 700, Wayne, Pennsylvania 19087 on a rent-free basis.  We consider our current office space, combined with other office space otherwise available to our executive officers, adequate for our current operations.

Item 3. Legal Proceedings.

We are not presently a party to any pending legal proceeding.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2008.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our units, common stock and warrants are each quoted on the OTC Bulletin Board under the symbols ASCQU, ASCQ, and ASCQW, respectively.  The following table sets forth the high and low closing bid quotations for the calendar quarters indicated for the past two years.  The over-the-counter market quotations reported below reflect inter-dealer prices, without markup, markdown or commissions and may not represent actual transactions.  All per-share price figures for our Common Stock take into account a recent one-for-ten reverse stock split.

	Units		Common Stock		Warrants
2007	High	Low	High	Low	High	Low
First Quarter	$6.65	$6.11	$55.90	$53.50	$0.49	$0.34
Second Quarter	$6.85	$6.60	$56.50	$55.40	$0.59	$0.47
Third Quarter	$6.99	$6.30	$57.00	$55.10	$0.57	$0.39
Fourth Quarter	$6.90	$6.50	$58.00	$55.80	$0.61	$0.37

	Units		Common Stock		Warrants
2008	High	Low	High	Low	High	Low
First Quarter	$5.93	$6.90	$58.00	$56.30	$0.42	$0.07
Second Quarter	$5.93	$5.80	$59.00	$57.20	$0.18	$0.001
Third Quarter	$5.92	$0.10	$59.60	$0.02	$0.01	$0.001
Fourth Quarter	$1.00	$0.10	$0.38	$0.02	$0.01	$0.0003

	Units		Common Stock		Warrants
2009	High	Low	High	Low	High	Low
First Quarter, through 3/27/09	$0.10	$0.10	$0.08	$0.016	$0.005	$0.0001

We have not paid any cash dividends on the common stock, and we do not intend to pay any dividends prior to the consummation of a business combination.

As of March 27, 2009, we had one holder of record of our units, five holders of record of our common stock and two holders of record of our warrants.

Item 6.  Selected Financial Data.

Not applicable.

Item 7  Management's Discussion and Analysis of Financial Condition and Results of Operations.

 The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

General

We were formed on December 5, 2005 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with a currently unidentified operating business.  The registration statement for our initial public offering ("the Offering") was declared effective May 11, 2006.  On May 17, 2006, we sold 6,000,000 units in the Offering and on May 22, 2006, we sold 900,000 units in the Offering. The total units sold of 6,900,000 includes all of the 900,000 units subject to the underwriters’ overallotment option.  Each of our units originally consisted of one share of our common stock, $.0001 par value per share, and two redeemable common stock purchase warrants.  Each warrant originally entitled the holder to purchase from us one share of common stock at an exercise price of $5.00. We received net proceeds of approximately $37,203,000 from the Offering.  All activity from December 5, 2005 through May 17, 2006 related to our formation and initial public offering.

On July 31, 2007, we announced that we had signed a definitive agreement to acquire e.PAK Resources (S) Pte. Ltd. (“ePAK”), a privately held, full-service supplier of semiconductor transfer and handling products.   On April 28, 2008, we announced that we had abandoned our proposed business combination with ePAK.  We were required to complete our business combination with ePAK by May 17, 2008.  Because we did not consummate a qualifying Business Combination prior to May 17, 2008, the board of directors contemplated alternatives for preserving value for stockholders.  Ultimately, the board of directors proposed to amend our certificate of incorporation:

*	to permit the continuance of our company as a corporation beyond the time currently specified in our certificate of incorporation without the limitations related to the Offering;

*	to increase the authorized shares of common stock from 30,000,000 shares to 300,000,000 shares of common stock; and

*
to effect a one-for-ten reverse stock split of our common stock, in which every 10 shares of Common Stock outstanding as of the effective date of the amendment will be converted into one share of Common Stock.

Our stockholders approved all of these amendments at a special meeting held on September 4, 2008.  In addition to these amendments, on September 18, 2008 we distributed the amounts in the Trust Fund established by us at the consummation of the Offering and into which a certain amount of the net proceeds of the Offering were deposited (the “Trust Fund”).  The aggregate amount in the Trust Fund was approximately $41,128,676 or approximately $5.96 per original share of common stock issued in the Offering (“IPO Shares”).  Only holders of our IPO Shares received proceeds from the distribution of the Trust Fund, after establishing a reserve for Delaware franchise taxes expected to be paid in the amount of approximately $75,000.

As a result of the preceding, our current primary activity involves seeking a company or companies that we can acquire or with which we can merge.  We have not selected any company as an acquisition target or merger partner, and do not currently intend to limit potential candidates to any particular field or industry.  However, in the future if we so choose, we could limit candidates to a particular field or industry.  Our plans are now only in an early stage.  In our company’s present state, it can be defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity.

Current Activities

Our current primary activity involves seeking a company or companies that it can acquire or with which it can merge. We have not selected any company as an acquisition target or merger partner, and do not currently intend to limit potential candidates to any particular field or industry.  However, in the future if it so chooses, we could limit candidates to a particular field or industry. Our plans are now only in an early stage.

Results of Operations

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

General and administrative expenses for the year ended December 31, 2008 were $505,415 compared to $1,072,170 for the year ended December 31, 2007, a decrease of $566,755.  The Company was pursuing acquisition candidates in 2007 and abandoned its primary acquisition target in May 2008.  As a result, legal and professional fees were $798,330 in 2007 compared to $325,512 in 2008.  In addition, the Company had an administrative services agreement to an affiliate of our special advisor, Arthur Spector, of $7,500 per month.  As a result of the abandonment of the business combination in 2008, the fee arrangement terminated effective March 31, 2008.  This resulted in fees of $22,500 for the year ended December 31, 2008, compared to $90,000 for the year ended December 31, 2007.  Other operating expenses decreased $36,437 in 2008 compared to 2007.

With the abandonment of the proposed business acquisition, the Company was required to repay the trust fund assets to its public shareholders.  For the year ended December 31, 2007, the trust fund assets and other interest bearing bank deposits earned $1,045,904, net of deferred interest of $260,272.  All interest earned on the trust fund assets from the announcement of the abandonment of the proposed acquisition to the payout of the trust fund on September 18, 2008 was deferred, since it had been determined it would be distributed to public shareholders and not available to the Company.  Therefore, interest income from the trust fund was only $335,119, which was net of deferred interest of $211,827 in 2008.  In 2008, the Company entered into loans with its CEO, Don K. Rice, and recorded $3,274 of interest expense relating to these loans, as well as $146,250 relating to the beneficial conversion feature on the November loan.

As a result of negotiation for reduced fees and fees paid directly by our CEO, the Company recorded a gain on extinguishment of debt of $892,597.  Professional fees (primarily legal) were reduced by $795,097 and unpaid administrative services fees of $97,500 were waived.

Net income for the year ended December 31, 2008 was $572,777, compared to $6,434 for the year ended December, 2007, as a result of the items mentioned above and a $32,700 tax benefit in 2007 relating to the reversal of a timing difference on state taxes.

Liquidity and Capital Resources

Currently, we have only a minimal amount of cash on hand and we have  no form of committed financing available to us.  At the present, we can finance only the limited activity related to its seeking a company or companies that we can acquire or with which it can merge.  We have insufficient capital with which to make it attractive to prospective merger candidates who may be in need of immediate funds as an inducement to a possible transaction between them and us.  We may in the future be required to undertake certain financing activities to consummate a merger transaction or to continue its current business activities.  We cannot assure anyone that additional financing will be available to it when needed or, if available, that it can be obtained on commercially reasonably terms. If we do not obtain additional financing if needed, it may not be able to consummate a merger and acquisition transaction or even stay in business for that matter. Under certain circumstances, we could be forced to cease its efforts to find a suitable acquisition target or merger partner.

Off-balance Sheet Arrangements

Options and warrants issued in conjunction with our initial public offering are equity-linked financial instruments and, accordingly, represent off-balance sheet arrangements.  The options and warrants meet the scope exception in paragraph 11(a) of FAS 133 and are accordingly not accounted for as derivatives for purposes of FAS 133, but instead are accounted for as equity in accordance with EITF 00-19.  See Note 5 to the financial statements for more information.

Item 7A  Quantitative and Qualitative Disclosures About Market Risks

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Ascend Acquisition Corp.
Wayne, PA

We have audited the accompanying balance sheet of Ascend Acquisition Corp. (the “Company”, a corporation in the development stage) as of December 31, 2008, and the related statements of operations, stockholders' equity, and cash flows for the year then ended and the period  from December 5, 2005 (inception) to December 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements for the period from December 5, 2005 (inception) to December 31, 2007 were audited by other auditors and our opinion, insofar as it relates to cumulative amounts included for such prior periods, is based solely on the reports of such  other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Ascend Acquisition Corp. as of December 31, 2008, and the results of its operations and its cash flows for the year then ended and the cumulative period from December 5, 2005 (inception) to December 31, 2008 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that Ascend Acquisition Corp. will continue as a going concern.  As discussed in Note 1 to the financial statements, Ascend Acquisition Corp. has a working capital deficiency, has not generated revenues and has accumulated losses, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
March 27, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Ascend Acquisition Corp.

We have audited the accompanying balance sheet of Ascend Acquisition Corp. (a corporation in the development stage) as of December 31, 2007, and the related statements of operations, stockholders' equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Ascend Acquisition Corp. as of December 31, 2007, and the results of its operations and its cash flows for the year then ended  in conformity with accounting principles generally accepted in the United States.

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

/s/ McGladrey & Pullen, LLP

New York, New York
March 24, 2008, except for the
fourth paragraph of note 5,
as to which the date is
September 19, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Ascend Acquisition Corp.

We have audited, before the effects of the 1 to 10 reverse stock split described in Note 5, the accompanying statements of operations, stockholders' equity, and cash flows of Ascend Acquisition Corp. (a corporation in the development stage) for the year ended December 31, 2006 and the period included in the cumulative columns from December 5, 2005 (inception) to December 31, 2006.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above, before the effects of the 1 to 10 reverse stock split described in Note 5 present fairly, in all material respects, the results of its operations and its cash flows of Ascend Acquisition Corp. for the year ended December 31, 2006 and the period included in the cumulative columns from December 5, 2005 (inception) to December 31, 2006 in conformity with accounting principles generally accepted in the United States.

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

/s/ GOLDSTEIN GOLUB KESSLER LLP
New York, New York

February 22, 2007

ASCEND ACQUISITION CORP.
(a corporation in the development stage)

BALANCE SHEETS

	December 31, 2008	December 31, 2007

ASSETS
Current assets:
Cash and cash equivalents	$2,606	$10,508
Investments held in trust	-	40,656,728
Prepaid expenses	1,982	10,937
Deferred income taxes	-	29,900
Total assets	$4,588	40,708,073

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,773	$680,414
Note payable to related party	195,000	-
Accrued interest on note payable to related party	1,151	-
Income taxes payable	-	29,900
Deferred interest	-	429,088
Deferred payment due to underwriter	-	952,200
Total liabilities	201,924	2,091,602

Commitments

Common stock, subject to possible conversion, 137,931 shares, as adjusted	-	7,698,189

Stockholders’ (Deficit) Equity:
Preferred stock, $.0001 par value, authorized 1,000,000 shares; none issued	-	-
Common stock, $.0001 par value, authorized 300,000,000 and 30,000,000 shares, respectively; issued and outstanding 856,675 shares, as adjusted (which includes 137,931 shares subject to possible conversion at December 31, 2007)	86	86
Additional paid-in capital	148,976	30,530,159
Retained (deficit) earnings accumulated during development stage	(346,398)	388,037
Total stockholders’ (deficit) equity	(197,336)	30,918,282

Total liabilities and stockholders’ (deficit) equity	$4,588	$40,708,073

The accompanying notes should be read in conjunction with the financial statements.

ASCEND ACQUISITION CORP.
(a corporation in the development stage)

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2008	Year Ended December 31, 2007	December 5, 2005 (Inception) to December 31, 2008

General and administrative expenses	$505,415	$1,072,170	$1,847,505

Operating loss	(505,415)	(1,072,170)	(1,847,505)

Other income (expense):
Interest income	-	4,167	12,689
Interest on trust fund investment	335,119	1,041,737	2,052,557
Interest expense	(149,524)	-	(149,524)
Gain on extinguishment of debt	892,597	-	892,597
Total other income (expense)	1,078,192	1,045,904	2,808,319

Income (loss) before income taxes	572,777	(26,266)	960,814

Income tax provision	-	32,700	-

Net income	$572,777	$6,434	$960,814

Weighted average shares of common
stock outstanding

Basic	856,675	856,675	756,762
Diluted	1,430,990	856,675	943,427

Earnings per common share

Basic	$.67	$.01	$1.27
Diluted	$.40	$.01	$1.02

The accompanying notes should be read in conjunction with the financial statements.

ASCEND ACQUISITION CORP.
(a corporation in the development stage)

STATEMENTS OF STOCKHOLDERS’ EQUITY

				Retained
				Earnings
				(Deficit)
				Accumulated
			Additional	during the
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage	Total

Sale of 150,000 shares of common stock to initial stockholders on December 5, 2005 at $0.167 per share	150,000	$15	$24,985	$-	$25,000

Net loss for the period December 5, 2005 (inception) to December 31, 2005	-	-	-	(1,131)	(1,131)
Balance, December 31, 2005	150,000	15	24,985	(1,131)	23,869

Sale of 690,007 units, net of underwriters’ discount and offering expenses (includes 137,931 shares subject to possible redemption)	690,007	69	37,203,263	-	37,203,332

Proceeds from issuance of insider units	16,668	2	1,000,000	-	1,000,002
Proceeds subject to possible conversion of 137,931 shares at approximately $55.81 per share	-	-	(7,698,189)	-	(7,698,189)
Proceeds from issuance of option	-	-	100	-	100
Net income for the year ended December 31, 2006	-	-	-	382,734	382,734
Balance, December 31, 2006	856,675	86	30,530,159	381,603	30,911,848

Net income for the year ended December 31, 2007	-	-		- 6,434	6,434
Balance, December 31, 2007	856,675	86	30,530,159	388,037	30,918,282

Net income for the year ended December 31, 2008	-	-	-	572,777	572,777

Return of capital to public shareholders	-	-	(30,530,159)	(1,307,212)	(31,837,371)
Beneficial conversion feature of note payable to related party	-	-	146,250	-	146,250
Shares issued by principal shareholder for services	-	-	2,726	-	2,726
Balance, December 31, 2008	856,675	$86	$148,976	$(346,398)	$(197,336)

The accompanying notes should be read in conjunction with the financial statements.

ASCEND ACQUISITION CORP.
(a corporation in the development stage)

STATEMENTS OF CASH FLOWS
	Year Ended December 31, 2008	Year Ended December 31, 2007	December 5, 2005 (Inception) to December 31, 2008
Cash flows from operating activities:
Net income	$572,777	$6,434	$960,814
Adjustments to reconcile net income to net cash used in operating activities:
Interest income on investments held in trust	(546,948)	(1,302,008)	(2,693,473)
Amortization of debt discount	146,250	-	146,250
Shares issued for services	2,726	-	2,726
Change in operating assets and liabilities:
Decrease (increase) in prepaid expenses	8,955	(909)	(1,982)
Decrease (increase) in deferred tax asset	29,900	(1,800)	-
(Decrease) increase in accounts payable and accrued expenses	(674,641)	637,829	5,773
Increase in accrued interest due to related party	1,151	-	1,151
(Decrease) increase in income taxes payable	(29,900)	(12,900)	-
Increase in deferred interest	211,828	260,272	640,916
Net cash used in operating activities	(277,902)	(413,082)	(937,825)

Cash flows from investing activities:
Purchase of treasury bills held in trust	-	-	(15,485,695)
Purchase of municipal securities held in trust	-	-	(30,809,507)
Sale/maturity of treasury bills held in trust	-	-	15,613,788
Sale of municipal securities held in trust	-	-	31,176,329
Purchase of Pennsylvania municipal securities held in trust	-	-	(39,005,118)
Redemption of Pennsylvania municipal securities held in trust	41,203,675	-	41,203,675
Distribution of trust assets to public shareholders	(41,128,675)	-	(41,128,675)
Net cash provided by (used in) investing activities	75,000	-	(38,435,203)

Cash flows from financing activities:
Gross proceeds from initial public offering	-	-	41,400,000
Proceeds from note payable to stockholder	195,000	-	275,000
Repayment of note payable to stockholder	-	-	(80,000)
Proceeds from sale of shares of common stock to founding stockholders	-	-	25,000
Proceeds from issuance of option	-	-	100
Proceeds from sale of insider units	-	-	1,000,002
Payment of costs of public offering	-	-	(3,244,468)
Net cash provided by financing activities	195,000	-	39,375,634

Net (decrease) increase in cash and cash equivalents	(7,902)	(413,082)	2,606
Cash and cash equivalents at beginning of period	10,508	423,590	-
Cash and cash equivalents at end of period	$2,606	$10,508	$2,606

Supplemental schedule of non-cash financing activity:
Deferred payment due to underwriter	$(952,200)	-	-

The accompanying notes should be read in conjunction with the financial statements.

ASCEND ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS

1.  Organization and Business Operations

The Company was incorporated in Delaware on December 5, 2005 as a blank check company whose objective was to acquire an operating business.

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As at December 31, 2008, the Company has a working capital deficiency, has not generated revenues and has accumulated losses of $346,398 since inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Deferred Interest
A portion (19.99%) of the interest earned on the Trust Account was deferred on the balance sheet in 2007 as it represented interest attributable to the common stock subject to possible conversion in 2007 (See Note 1).

Income Taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

Income Taxes
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

Off-balance Sheet Arrangements
Options and warrants issued in conjunction with our initial public offering are equity-linked financial instruments and, accordingly, represent off-balance sheet arrangements.  The options and warrants meet the scope exception in paragraph 11(a) of FAS 133 and are accordingly not accounted for as derivatives for purposes of FAS 133, but instead are accounted for as equity in accordance with EITF 00-19.  See Note 5 to the financial statements for more information.

Stock-based compensation
The Company accounts for transactions in which we issue equity instruments to acquire goods or services from non-employees in accordance with the provisions of SFAS No. 123 and EITF Issue No. 96–18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.  These transactions are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

Debt
The Company accounts for debt at the face amount of the debt offset by applicable discounts and recognizes interest expense for accrued interest payable under the terms of the debt. Principal and interest payments due within one year are classified as current, whereas principal and interest payments for periods beyond one year are classified as long term. Beneficial conversion features of debt are valued and the related amounts recorded as discounts on the debt.  Discounts are amortized to interest expense using the effective interest method over the term of the debt.  Any unamortized discount upon settlement or conversion of debt is recognized immediately as interest expense.

Recently Issued Accounting Pronouncements
The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on their results of operations, financial position or cash flow.

ASCEND ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS

\
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

4.  Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share.  The shares outstanding and the earnings per share have been adjusted retroactively for the 1 for 10 reverse stock split which occurred on September 23, 2008:

	Year Ended December 31, 2008	Year Ended December 31, 2007	December 5, 2005 (Inception) to December 31, 2008

Numerator: Net income, basic	$572,777	$6,434	$960,814

Numerator: Adjusted net income, diluted	$573,928	$6,434	$961,965

Denominator: Average common shares outstanding - basic	856,675	856,675	756,762

Denominator: Average common shares outstanding - basic	1,430,990	856,675	943,427

Basic earnings per share	$.67	$.01	$1 .27

Diluted earnings per share	$.40	$.01	$1 .02

Diluted earnings per share includes the effect of the convertible note payable to related party (Note 6) that may be converted to 4,875,000 common shares.  The note was issued on November 18, 2008.  Interest expense related to the note for the year ended December 31, 2008 was $1,151 was added back to net income for purposes of the calculation of diluted earnings per share.

In 2008, no computation for diluted earnings per share was prepared for the Redeemable Common Stock Purchase Warrants to purchase an aggregate of 1,413,334 shares of common stock at $50.00 per share and the underwriters’ option to purchase 300,000 Units at an exercise price of $7.50 per Unit, respectively, that were outstanding because the shares underlying the conversion of the warrants and units are in excess of the related market value.  In 2007, the shares underlying the conversion of the warrants were contingently issuable, and therefore excluded from the computation of diluted earnings per share.

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

The Company has reserved 6,348,334 and 1,473,334 shares of its authorized but unissued common stock for possible future issuance in connections with its Warrants and the Option described above, and its convertible note payable as described in Note 6.

ASCEND ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS

6.  Note payable to related party

On June 16, 2008, the Company issued a promissory note for $100,000 to Don K. Rice, with an annual interest rate of 5%.

On November 12, 2008, the Company issued a convertible promissory note (the “Note”) to Don K. Rice, with a principal amount of $195,000.  The principal balance of the Note includes the June 16, 2008 note plus accrued interest and additional advances made by Mr. Rice.   The Note is due and payable in full on demand, and bears interest at the rate of 5% per annum.  At any time prior to the payment in full of the entire balance of the Notes, Mr. Rice has the option of converting all or any portion of the unpaid balance of the Note into shares of Ascend common stock at a conversion price equal to $0.04 per share, subject to adjustment upon certain events.  The conversion price was based on the recent market price and near non-liquidity of our common stock, the number of shares that would be issued and the effect that the sale of such shares would have on the market for our common stock, and the legal constraints on the sale of such shares.  Assuming no adjustment to the conversion price, if Mr. Rice converts the entire principal balance of the Note, he would receive 4,875,000 shares of Ascend common stock.

The Company evaluated the terms of the Note in accordance with EITF 98-5 and EITF 00-27 and concluded that this Note did not result in a derivative. The Company evaluated the terms of the Note and concluded that there was a beneficial conversion feature since the Note was convertible into shares of common stock at a discount to the market value of the common stock.  The discount related to the beneficial conversion feature was valued at $146,250 at inception based on the intrinsic value of the discount.  The discount was fully amortized at December 31, 2008 due to the short-term nature of the Note.    For the period this note was outstanding, $146,250 was charged to interest expense associated with the amortization of the debt discount.

There was no cash paid on interest expense in 2007.

7.  Income taxes

The provision for income taxes consists of the following:

			For the period
			December 5, 2005
			(inception) to
	For the year ended December 31,		December 31,
	2008	2007	2008
Current federal	$(221,400)	$1,800	$-
Deferred federal	221,400	(1,800)	-
Current state	-	(32,700)	-
Deferred state	-	-	-
	$-	$(32,700)	$-

ASCEND ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS

7.  Income taxes (continued)

The total provision for income taxes differs from that amount which would be computed by applying the U.S. Federal income tax rate to income before provision for income taxes as follow:

			For the period
			December 5, 2005
			(inception) to
	For the year ended December 31,		December 31,
	2008	2007	2008
Statutory federal income tax rate	34.0%	(34.0%)	34.0%
Permanent differences and other	(11.1%)	-	(34.0%)
State tax effect	-	(124.5%)	-
(Decrease) increase in valuation allowance	(22.9%)	34.0%	-
Effective income tax rate	-	(124.5%)	-

The tax effect of temporary differences that give rise to the net deferred tax asset is as follows:

	December 31,
	2008	2007
Net operating loss	$274,600	$-
Expenses deferred for income tax purposes	-	508,900
Deferred interest	-	16,000
Valuation allowance	(274,600)	(495,000)
	$-	$29,900

No federal or state income taxes were paid in 2007 or 2008.

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

As a result of the preceding, the Company’s board of directors determined it would be in the best interests of the Company’s stockholders to distribute all amounts in the Trust Fund established by the Company at the consummation of its IPO and into which a certain amount of the net proceeds of the IPO were deposited (the “Trust Fund”) to stockholders holding shares of the Company’s common stock (“IPO Shares”) issued in its initial public offering (“IPO”).  On September 18, 2008, approximately $41 million (approximately $5.96 per original IPO Share) was distributed from the Trust Fund to shareholders.  Additionally, approximately $75,000 was transferred to the Company’s operating account for Delaware franchise taxes.

10.  Gain on debt extinguishment

During the second and third quarters of 2008, management negotiated reduced rates with several vendors due to the abandonment of the business combination.  Any consideration provided to extinguish the liabilities was recorded at the fair value of the consideration provided and a gain totaling approximately $892,000 was recognized for the difference between the recorded amount of the liability and the fair value of the consideration provided to the vendor.  As a result, the gain related to all the negotiated waived and reduced fees expensed in prior periods has been included as “Gain on extinguishment of debt” under “Other income (expense)” within income from continuing operations in the accompanying Statement of Operations for the year ended December 31, 2008.

11.  Subsequent Event

On February 17, 2009, Don K Rice, an officer and a director of the Company, advanced an additional $15,000 to the Company in order for it to meet its operating expenses.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

McGladrey & Pullen, LLP (“M&P”) served as our independent registered public accounting firm to audit our financial statements for the fiscal year ended December 31, 2007.  In October 2008 we dismissed M&P as our independent registered public accounting firm, and we engaged Malone & Bailey, PC (“M&B”).  Then in January 2009, because our audit partner at M&B resigned from M&B and accepted a position at GBH CPAs, PC ("GBH"), we engaged GBH as our independent registered public accounting firm to audit our financial statements for the fiscal year ended December 31, 2008.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. The evaluation was conducted under the supervision and with the participation of management, including our chief executive officer. Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including the chief executive officer, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of disclosure controls and procedures includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report that is set forth below.

The evaluation of our disclosure controls and procedures included a review of their objectives and design, our implementation of the controls, and the effect of the controls on the information generated for use in this Form 10-K. In the course of the controls evaluation, we sought to identify any past instances of data errors, control problems or acts of fraud and sought to confirm that appropriate corrective actions, including process improvements, were being undertaken. This evaluation is performed on a quarterly basis so that the conclusions of management, including the chief executive officer, concerning the effectiveness of our disclosure controls and procedures can be reported in our periodic reports.

Our chief executive officer has concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management, that as of December 31, 2008, our disclosure controls and procedures were not effective due to the material weaknesses described in Management's Report on Internal Control over Financial Reporting below.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the financial statements.

Because of their inherent limitations, any system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including the chief executive officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008, based on the framework defined in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Management's assessment of the control environment included all significant locations and subsidiaries.

Material Weaknesses

Based on our evaluation under COSO, management concluded that our internal control over financial reporting was not effective as of December 31, 2008, due to control deficiencies in three areas that we believe should be considered material weaknesses. A material weakness is defined within the Public Company Accounting Oversight Board's Auditing Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

1)	The company did not sufficiently segregate duties over incompatible functions at the corporate headquarters.

The company's inability to sufficiently segregate duties is due to a small number of personnel at the corporate headquarters, which management expects to remedy when the acquisition of an operating company is completed.

2)	In conjunction with the lack of segregation of duties, the company did not institute specific anti-fraud controls.

While management found no evidence of fraudulent activity, certain individuals have access to both accounting records and corporate assets, principally the operating bank account. Management believes this exposure to fraudulent activity is not material either to the operations of the company or to the financial reporting; however, management has instituted Key Controls specifically designed to prevent and detect-on a timely basis-any potential loss due to fraudulent activity.

3)	The company did not institute, as of December 31, 2008, a whistle-blower policy and procedure as required by Section 301 of the Sarbanes-Oxley Act.

Management will draft a whistle-blower policy in conjunction with expanded governance policies and will compile specific procedures for management and directors to independently investigate and resolve any issues or concerns raised when the acquisition of an operating company has been completed.

Limitations on Effectiveness of Controls and Procedures

Our management, including our chief executive officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during its fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect its internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Don K. Rice	60	Chairman of the Board, Chief Executive Officer, President and Treasurer
Stephen L. Brown	70	Director
Russell C. Ball III	42	Director

Don K.  Rice has been our chairman of the board, chief executive officer, president and treasurer since our inception.  Mr. Rice is a managing partner of Capital Point Partners, a mezzanine finance company. Mr. Rice was a co-founder and has been a managing partner of RSTW Partners since 1989.  RSTW Partners is a privately held firm that, through limited partnerships, invests primarily in the subordinated debt of middle market companies located throughout the United States.  Prior to forming RSTW Partners, from 1986 to December 1988, Mr. Rice was affiliated with First Texas Merchant Banking Group, a firm that specialized in providing subordinated debt financing, and was its vice president from 1986 to 1988 and president and chief executive officer from May 1988 to December 1988.  He was also vice president of PruCapital, Inc., an investment subsidiary of The Prudential Insurance Company of America, from March 1984 to April 1986.  Mr. Rice has served as a member of the board of directors of NationsHealth, Inc. since its inception in August 2003. Mr. Rice currently serves as a member of the board of directors of Mrs. Fields Famous Brands, a producer of consumer snack food.  Mr. Rice has served or is currently serving on a number of RSTW Partners portfolio companies’ boards of directors. Mr. Rice has served on the board of the Association for Corporate Growth (Houston Chapter) and the Houston Venture Capital Board. Mr. Rice received a B.B.A. and M.B.A. from the University of Texas.

Stephen L. Brown has been a member of our board of directors since our inception. Since October 2004, Mr. Brown has served as chairman of the board of Brimco LLC, a private investment firm.  From October 1986 to October 2004, Mr. Brown served as chairman of the board and chief executive officer of The Franklin Capital Corp. (now Patient Safety Technologies, Inc.), an American Stock Exchange listed investment company.  From January 1983 to June 1997, Mr. Brown was also the founder and chairman of the board of S.L. Brown & Company, Inc., a private equity firm.  Mr. Brown is a member of the board of directors of Copley Financial Services Corp., a mutual fund specializing in the energy sector and Cashbox plc, an independent automated teller machine (ATM) deployer listed on the Alternative Investment Market (AIM) of the London Stock Exchange.  In addition, Mr. Brown is an active board member and trustee of The Peddie School.  Mr. Brown received a B.A. from Brown University and a J.D. from the New York University School of Law.

Russell C. Ball III has been a member of our board of directors since our inception.  Mr. Ball has served as the chief executive officer of Wind River Holdings, L.P. (formerly the AMC Group, L.P.), a private investment company that acquires and grows businesses in partnership with management, since May 1993.  These companies include Philadelphia Mixing Solutions (agitators for the water treatment and chemical industries); Philadelphia Gear Corporation (high performance gears and gear drives); Samson Rope Technologies (high performance cordage); United National Group (specialty and surplus line insurance); Goddard Systems, Inc. (franchised child care centers), and AMC Delancey (real estate).  Previous to his current position, Mr. Ball was involved in the growth and divestiture of a variety of manufacturing businesses.   He currently sits on the Board of Governors of Merion Golf Club and serves on the Membership Committee.  He is also a member of the Board of Trustees of The Haverford School, where he heads the Development Committee and serves on the Trusteeship Committee.  Mr. Ball received a B.A. from Harvard University and an M.B.A. from Pennsylvania State University.

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

Code of Ethics

In May 2006, our board of directors adopted a code of ethics that applies to our directors, officers and employees.  Requests for copies of our code of ethics should be sent in writing to Ascend Acquisition Corp., 435 Devon Park Drive, Building 700, Wayne, Pennsylvania 19087.

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

Based solely on copies of such forms received or written representations from certain Reporting Persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2008, all filing requirements applicable to the Reporting Persons were complied with.

Corporate Governance

We currently do not have audit, nominating or compensation committees as we are not a listed issuer and are not required to have such committees.

Item 11. Executive Compensation.

Since our formation, no executive officer has received any cash compensation for services rendered to us, and we have not granted any stock options or stock appreciation rights or any awards under long-term incentive plans.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of March 27, 2009, 856,675 shares of our common stock were issued and outstanding. The table set forth below contains information regarding the beneficial ownership of our common stock as of March 27, 2009, by:

•	each person known by us to be the owner of more than 5% of our outstanding shares of common stock;

•	each of our executive officers and directors; and

•	all our executive officers and directors as a group.

Beneficial ownership reflected in the table has been determined in accordance with applicable SEC rules, under which a person is deemed to be the beneficial owner of securities if such person has or shares voting power or investment power with respect to such securities or has the right to acquire ownership within 60 days.  Because such person is deemed to own all shares that such person has the right to acquire beneficial ownership within 60 days and all such shares are deemed to be outstanding for purposes of computing such person’s percentage beneficial ownership, the percentages reflected in the table sum to more than 100%.  Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Amount
	and Nature		Percentage
	of Beneficial		of Outstanding
Name and of Beneficial Owner(1)	Ownership		Common stock

Don K. Rice	4,997,229	(2)	87.2%

Russell C. Ball III (3)	10,286		1.2%

Stephen L. Brown (4)	10,286		1.2%

BNP Paribas Arbitrage SNC (5)	58,500		6.8%

David M. Knott (6)	45,151	(7)	5.3%

Weiss Asset Management 8)	92,745		10.8%

Satellite Asset Management, L.P. (9)	49,653		5.8%

Alan Gelband (10)	66,345		7.7%

All directors and executive officers as a group (three individuals) (11)	5,017,801	(2)	87.5%

(1)	Unless otherwise indicated, the business address of each of the individuals is 435 Devon Park Drive, Building 700, Wayne, Pennsylvania 19087.
(2)
Includes 122,229 shares owned outright and 4,875,000 shares that may be acquired pursuant to the conversion of a convertible promissory note that is currently convertible.  Does not include warrants to purchase 95,333 shares, which warrants are not exercisable and will not become exercisable within 60 days.

(3)	Mr. Ball’s business address is Wind River Holdings, L.O. 555 Croton Road, King of Prussia, Pennsylvania 19406.
(4)	Mr. Brown’s business address is Brimco LLC, 750 Lexington Avenue, New York, New York 10022.
(5)	The business address of BNP Paribas Arbitrage SNC is 787 Seventh Ave., New York, NY 10019. Fred Hoevenaar is the Managing Director, Compliance of BNP Paribas Arbitrage SNC. The information contained in this line of the table and this footnote is derived from a Schedule 13G filed with the SEC on May 22, 2008.
(6)	The business address of David M. Knott is Dorset Management Company, 485 Underhill Blvd., Suite 205, Syosset, New York 11791.
(7)	Represents shares held by Mr. Knott and Dorset Management Company. The information contained in this line of the table and this footnote is derived from a Schedule 13G filed with the SEC on February 14, 2007 and an amendment to a Schedule 13G filed with the SEC on February 13, 2009.
(8)	Represents shares owned by Weiss Asset Management, LLC Weiss Capital, LLC, and Andrew M. Weiss, Ph.D. The information contained in this line of the table and this footnote is derived from an amendment to a Schedule 13G filed with the SEC on May 20, 2008.
(9)	Represents shares held by certain funds and accounts over which Satellite Asset Management L.P. has discretionary investment trading authority. The general partner of Satellite Asset Management L.P. is Satellite Fund Management, LLC. The business address of Satellite Asset Management L.P. is 623 Fifth Avenue, 19th Floor, New York, NY 10022. The general partner of the two Satellite Asset Management entities is Satellite Fund Management. Satellite Fund Management's Executive Committee makes investment decisions on behalf of the two Satellite Asset Management entities and investment decisions made by such Executive Committee, when necessary, are made through approval of a majority of the Executive Committee members. Simon Raykher is the General Counsel of Satellite Asset Management. The information contained in this line of the table and this footnote is derived from an amendment to a Schedule 13G filed with the SEC on February 13, 2009.
(10)	The business address of Alan Gelband is 750 Third Avenue, 21st Floor, New York, NY 10017. The information contained in this line of the table and this footnote is derived from a Schedule 13G filed with the SEC on October 6, 2008.
(11)	Includes Messrs. Rice, Ball and Brown.

Mr. Rice is our “promoter” as that term is defined under the Federal securities laws.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

On November 12, 2008, we executed a convertible promissory note (the “Note”) in favor of Don K. Rice, a Company officer and director, representing the original principal amount of $195,000.  The Note represents amounts heretofore owed by us to Mr. Rice (including an approximately $25,000 advance made on or about November 18, 2008), as well as interest that has accrued with respect to such amounts.   The Note is due and payable in full on demand, and bears interest at the rate of five percent (5.0%) per annum.  At any time prior to the payment in full of the entire balance of the Notes, Mr. Rice has the option of converting all or any portion of the unpaid balance of the Note into shares of our common stock at a conversion price equal to $0.04 per share, subject to adjustment upon certain events.  The conversion price was based on the recent market price and near non-liquidity of our common stock, the number of shares that would be issued and the effect that the sale of such shares would have on the market for our common stock, and the legal constraints on the sale of such shares.  Assuming no adjustment to the conversion price, if Mr. Rice converts the entire principal balance of the Note, he would receive 4,875,000 shares of our common stock.

On February 17, 2009, Don K Rice, an officer and a director of the Company, advanced an additional $15,000 to the Company in order for it to meet its operating expenses.

Other than some minimal monthly administrative fees and reimbursable out-of-pocket expenses payable to our officers and directors, no compensation or fees of any kind, including finder’s fees, consulting fees or other similar compensation, will be paid to any of our existing stockholders, officers or directors who owned our common stock prior to this offering, or to any of their respective affiliates, prior to or with respect to the business combination.

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

Related party policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interest, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5 percent beneficial owner of our common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10 percent beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position. While we have agreed not to consummate a business combination with an entity that is affiliated with any of our officers, directors or founders, we are not prohibited from entering into other related-party transactions.

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

Independence of Directors

Nasdaq rules require that a board of directors be comprised of a majority of independent directors. We adhere to the rules of Nasdaq in determining whether a director is independent. Our board of directors also will consult with counsel to ensure that the board’s determinations are consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors. Nasdaq listing standards define an “independent director” generally as a person, other than an officer of a company, who does not have a relationship with the company that would interfere with the director’s exercise of independent judgment.  We have determined that currently only Russell C. Ball would be considered “independent” in accordance with Nasdaq rules.

Item 14.  Principal Accountant Fees and Services.

On December 31, 2007, we were notified that certain partners of Goldstein Golub Kessler LLP ("GGK") became partners of McGladrey & Pullen, LLP ("M&P") in a limited asset purchase agreement and as a result, GGK resigned as our undependent public accounting firm.  We then engaged  M&P as our independent registered public accounting firm to audit our financial statements for the fiscal year ended December 31, 2007.  In October 2008 we dismissed M&P as our independent registered public accounting firm, and we engaged Malone & Bailey, PC (“M&B”).  Then in January 2009, because our audit partner at M&B resigned from M&B and accepted a position at GBH CPAs, PC ("GBH"), we engaged GBH as our independent registered public accounting firm to audit our financial statements for the fiscal year ended December 31, 2008. The fees set forth below with respect to 2007 and the first two quarters of 2008 were paid to M&P/GGK, and the fees set forth below with respect to the third quarter of 2008 were paid to M&B.  We will not pay GBH until 2009 for services rendered on the 2008 audit.

Audit Fees

During 2007, GGK charged $17,607 for work performed in connection with our Form 10-QSB filings for the quarters ended March 31, 2007, June 30, 2007 and September 30, 2007.  We were charged $25,000 by M&P in connection with the audit of our December 31, 2007 financial statements.

We expect to be billed $5,000 by GBH in connection with the audit of the December 31, 2008 financial statements.

GGK provided services with respect to the registration statement filed with the SEC in 2007 and billed Ascend $20,310 for services performed through December 31, 2007 in connection with these services.  M&P charged us $2,000 relating to the 10-KSB amendment filed April 14, 2008.

Audit–Related Fees

We paid GGK $1,578 in additional fees for the fiscal year ended December 31, 2007 for assurance and related services reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

We did not pay our principal accountants any fees during the years ended December 31, 2007 and December 31, 2008 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Not Applicable.

Audit Committee Approval

We currently do not have an audit committee.  However, our board of directors has approved the services described above.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following Exhibits are filed as part of this report.

Exhibit No.	Description

3.1	Second Amended and Restated Certificate of Incorporation. - Filed herewith

3.2	By-laws. (1)

4.1	Specimen Unit Certificate. (1)

4.2	Specimen Common Stock Certificate. (1)

4.3	Specimen Warrant Certificate. (1)

4.4	Form of Unit Purchase Option. (2)

4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant. (1)

4.6	Warrant Clarification Agreement, dated December 31, 2006, between the Registrant and Continental Stock Transfer & Trust Company. (2)

10.1	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders. (1)

10.2	Convertible Promissory Note dated November 18, 2008 in the original principal amount of $195,000 executed by the Company in favor of Don K. Rice. (3)

31	Certification of Chairman, Chief Executive Officer and President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 or amendments thereto (SEC File No. 333-131529).
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 31, 2006 and filed with the SEC on January 3, 2007.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 12, 2008 and filed with the SEC on November 18, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASCEND ACQUISITION CORP.
By: /s/ Don K. Rice
Don K. Rice
Chairman of the Board, Chief Executive Officer, President and Treasurer
Date: March 31, 2009

In accordance with the Exchange Act, this report had been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Don K. Rice
Don K. Rice
Chairman of the Board, Chief Executive Officer, President and Treasurer (Principal executive and financial and accounting officer)
Date: March 31, 2009

/s/ Stephen L. Brown
Stephen L. Brown
Director
Date: March 31, 2009

/s/ Russell C. Ball III
Russell C. Ball III
Director
Date: March 31, 2009