Form 10-Q
period 2009-03-31
Ascend Acquisition Corp.
filed 2009-05-08
CIK 1350773

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 000-51840

ASCEND ACQUISITION CORP.
(Exact Name of Registrant as Specified in Its Charter)
Delaware	20-3881465
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

435 Devon Park Drive, Bldg. 400, Wayne, PA   19087
(Address of principal executive offices)

(610) 293-2512
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:    856,675 common shares as of May 8, 2009

 PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ASCEND ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED BALANCE SHEETS
(UNAUDITED)
	March 31, 2009	December 31, 2008

ASSETS
Current assets:
Cash and cash equivalents	$4,140	$2,606
Prepaid expenses	1,982	1,982
Total assets	$6,122	$4,588

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$10,224	$5,773
Related party advance	20,000	-
Note payable to related party	195,000	195,000
Accrued interest on note payable to related party	3,555	1,151
Total liabilities	228,779	201,924

Commitments

Stockholders’ Deficit:
Preferred stock, $.0001 par value, authorized 1,000,000 shares; none issued	-	-
Common stock, $.0001 par value, authorized 300,000,000 shares; issued and outstanding 856,675 shares	86	86
Additional paid-in capital	148,976	148,976
Retained deficit accumulated during development stage	(371,719)	(346,398)
Total stockholders’ deficit	(222,657)	(197,336)

Total liabilities and stockholders’ deficit	$6,122	$4,588

See accompanying notes to unaudited condensed financial statements.

ASCEND ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED STATEMENTS OF EXPENSES
(UNAUDITED)

	Quarter Ended March 31, 2009	Quarter Ended March 31, 2008	December 5, 2005 (Inception) to March 31, 2009

General and administrative expenses	$22,917	$246,393	$1,870,422

Operating loss	(22,917)	(246,393)	(1,870,422)

Other income (expense):
Interest income	-	-	12,689
Interest on trust fund investment	-	193,890	2,052,557
Interest expense	(2,404)	-	(151,928)
Gain on extinguishment of debt	-	-	892,597
Total other income (expense)	(2,404)	193,890	2,805,915

(Loss) income before income taxes	(25,321)	(52,503)	935,493

Income tax benefit	-	-	-
Net (loss) income	$(25,321)	$(52,503)	$935,493

Weighted average shares of common stock outstanding

Basic	856,675	856,675	764,174
Diluted	856,675	856,675	1,298,696

(Loss) Earnings per common share

Basic	$(.03)	$(.06)	$1.22
Diluted	$(.03)	$(.06)	$.72

See accompanying notes to unaudited condensed financial statements.

ASCEND ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Quarter Ended March 31, 2009	Quarter Ended March 31, 2008	December 5, 2005 (Inception) to March 31, 2009
Cash flows from operating activities:
Net (loss) income	$(25,321)	$(52,503)	$935,493
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Interest income on investments held in trust	-	(242,333)	(2,693,473)
Amortization of debt discount	-	-	146,250
Shares issued for services	-	-	2,726
Change in operating assets and liabilities:
(Decrease) increase in prepaid expenses	-	7,932	(1,982)
Increase (decrease) in accounts payable and accrued expenses	4,451	234,188	10,224
Related party advance	20,000	-	20,000
Increase in accrued interest due to related party	2,404	-	3,555
Increase in deferred interest	-	48,442	640,916
Net cash provided by (used in) operating activities	1,534	(4,274)	(936,291)

Cash flows from investing activities:
Purchase of treasury bills held in trust	-	-	(15,485,695)
Purchase of municipal securities held in trust	-	-	(30,809,507)
Sale/maturity of treasury bills held in trust	-	-	15,613,788
Sale of municipal securities held in trust	-	-	31,176,329
Purchase of Pennsylvania municipal securities held in trust	-	-	(39,005,118)
Redemption of Pennsylvania municipal securities held in trust	-	-	41,203,675
Distribution of trust assets to public shareholders	-	-	(41,128,675)
Net cash used in investing activities	-	-	(38,435,203)

Cash flows from financing activities:
Gross proceeds from initial public offering	-	-	41,400,000
Proceeds from note payable to stockholder	-	-	275,000
Repayment of note payable to stockholder	-	-	(80,000)
Proceeds from sale of shares of common stock to founding stockholders	-	-	25,000
Proceeds from issuance of option	-	-	100
Proceeds from sale of insider units	-	-	1,000,002
Payment of costs of public offering	-	-	(3,244,468)
Net cash provided by financing activities	-	-	39,375,634

Net (decrease) increase in cash and cash equivalents	1,534	(4,274)	4,140
Cash and cash equivalents at beginning of period	2,606	10,508	-
Cash and cash equivalents at end of period	$4,140	$6,234	$4,140

See accompanying notes to unaudited condensed financial statements.

ASCEND ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.  Basis of Presentation

The condensed financial statements at March 31, 2009 and for the three month periods ended March 31, 2009 and 2008 and for the period from December 5, 2005 (inception) to March 31, 2009 are unaudited and include the accounts of Ascend Acquisition Corp. (a corporation in the development stage) (“the Company”).  The condensed balance sheet at December 31, 2008 has been derived from the audited financial statements included in the Company’s 10-K filed on March 31, 2009.

In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of the Company as of March 31, 2009 and the results of its operations and its cash flows for the three months ended March 31, 2009 and 2008. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year.

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As at March 31, 2009, the Company has a working capital deficiency, has not generated revenues and has accumulated losses of $371,719 since inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

ASCEND ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

3.  Note payable to related party

On November 12, 2008, the Company issued a convertible promissory note (the “Note”) to Don K. Rice, with a principal amount of $195,000.  The principal balance of the Note includes the June 16, 2008 note plus accrued interest and additional advances made by Mr. Rice.   The Note is due and payable in full on demand, and bears interest at the rate of 5% per annum.  At any time prior to the payment in full of the entire balance of the Notes, Mr. Rice has the option of converting all or any portion of the unpaid balance of the Note into shares of Ascend common stock at a conversion price equal to $0.04 per share, subject to adjustment upon certain events.  The conversion price was based on the then recent market prices and near non-liquidity of our common stock, the number of shares that would be issued and the effect that the sale of such shares would have on the market for our common stock, and the legal constraints on the sale of such shares.  Assuming no adjustment to the conversion price, if Mr. Rice converts the entire principal balance of the Note, he would receive 4,875,000 shares of Ascend common stock.

4.  Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share.  The shares outstanding and the earnings per share have been adjusted retroactively for the 1 for 10 reverse stock split which occurred on September 23, 2008:

	Quarter Ended March 31, 2009	Quarter Ended March 31, 2008	December 5, 2005 (Inception) to March 31, 2009

Numerator: Net income, basic	$(25,321)	$(52,503)	$935,493

Numerator: Adjusted net (loss) income, diluted	$(25,321)	$(52,503)	$939,048

Denominator: Average common shares outstanding - basic	856,675	856,675	764,174

Denominator: Average common shares outstanding - basic	856,675	856,675	1,298,696

Basic earnings per share	$(.03)	$(.06)	$1.22

Diluted earnings per share	$(.03)	$(.06)	$.72

Diluted earnings per share includes the effect of the convertible note payable to related party (Note 3) that may be converted to 4,875,000 common shares.  As a result of the net loss for the quarter ended March 31, 2009, the effect of the conversion of the note is antidilutive for that period, and therefore, there is no separate calculation for diluted earnings per share.  The note was issued on November 18, 2008.  Interest expense related to the note for the period from December 5, 2005 (inception) to March 31, 2009 of $3,555 was added back to net income for purposes of the calculation of diluted earnings per share.

ASCEND ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS – (Continued)

4.  Earnings per Share (continued)

No computation for diluted earnings per share was prepared for the Redeemable Common Stock Purchase Warrants to purchase an aggregate of 1,413,334 shares of common stock at $50.00 per share and the underwriters’ option to purchase 300,000 Units at an exercise price of $7.50 per Unit, respectively, that were outstanding because the exercise price for the shares underlying the conversion of the warrants and units are in excess of the related market value.

5.  Related party advance

On February 17, 2009 and March 16, 2009, Don K. Rice, an officer and a director of the Company, advanced $15,000 and $5,000, respectively, to the Company in order for it to meet its operating expenses.

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

Results of Operations

Quarter Ended March 31, 2009 Compared to the Quarter Ended March 31, 2008

General and administrative expenses for the quarter ended March 31, 2009 were $22,917 compared to $246,393 for the quarter ended March 31, 2008, a decrease of $223,476.  We were pursuing acquisition candidates in the quarter ended March 31, 2008 and abandoned our primary acquisition target in May 2008.  Moreover, our  business activities were fairly minimal in the quarter ended March 31, 2009.  As a result, legal and professional fees were $13,100 for the quarter ended March 31, 2009 compared to $182,192 for the quarter ended March 31, 2008, a decrease of $169,092.  Other operating expenses decreased $54,384 the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008.

With the abandonment of our proposed business acquisition, we were required to repay the trust fund assets to our public shareholders.  For the quarter ended March 31, 2008, the trust fund assets and other interest bearing bank deposits earned $193,890, net of deferred interest of $48,442.  Because of their distribution in September 2008, no income was earned on the trust fund assets, nor on any other interest bearing bank deposits or other funds in the first quarter of 2009.  In the second quarter of 2008, we entered into loans with our CEO, Don K. Rice. In the first quarter of 2009, $2,404 of interest expense was recorded on this loan.  No interest expense was recorded in the first quarter of 2008.

Net loss for the quarter ended March 31, 2009 was $25,321, compared to $52,503 for the quarter ended March 31, 2008, as a result of the items mentioned above.

Liquidity and Capital Resources

Currently, we have only a minimal amount of cash on hand and we have  no form of committed financing available to us.  At the present, we can finance only the limited activity related to our seeking a company or companies that we can acquire or with which it can merge.  We have insufficient capital with which to make us attractive to prospective merger candidates who may be in need of immediate funds as an inducement to a possible transaction between them and us.  We may in the future be required to undertake certain financing activities to consummate a merger transaction or to continue our current business activities.  We cannot assure anyone that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonably terms. If we do not obtain additional financing if needed, it may not be able to consummate a merger and acquisition transaction or even stay in business for that matter. Under certain circumstances, we could be forced to cease our efforts to find a suitable acquisition target or merger partner.

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

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009. The evaluation was conducted under the supervision and with the participation of management, including our chief executive officer. Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including the chief executive officer, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of disclosure controls and procedures includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report that is set forth in our Annual Report on Form 10-K.

The evaluation of our disclosure controls and procedures included a review of their objectives and design, our implementation of the controls, and the effect of the controls on the information generated for use in this Form 10-Q. In the course of the controls evaluation, we sought to identify any past instances of data errors, control problems or acts of fraud and sought to confirm that appropriate corrective actions, including process improvements, were being undertaken. This evaluation is performed on a quarterly basis so that the conclusions of management, including the chief executive officer, concerning the effectiveness of our disclosure controls and procedures can be reported in our periodic reports.

Our chief executive officer has concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management required by Rules 13a-15 and 15d-15 under the Exchange Act, that as of March 31, 2009, our disclosure controls and procedures were not effective due to the material weaknesses described in Management's Report on Internal Control over Financial Reporting contained in the Company’s 2008 Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

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

There have not been any changes in the Company's internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during its first fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect its internal control over financial reporting.

PART II - OTHER INFORMATION
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

Date:  May 8, 2009