Form 10-Q
period 2009-06-30
Ascend Acquisition Corp.
filed 2009-08-13
CIK 1350773

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

(610) 977-7531
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

Non-accelerated filer              ☐                                            Smaller reporting company             ý
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:    856,675 common shares as of August 13, 2009

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ASCEND ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED BALANCE SHEETS
(UNAUDITED)
	June 30, 2009	December 31, 2008

ASSETS
Current assets:
Cash and cash equivalents	$3,474	$2,606
Prepaid expenses	1,982	1,982
Total assets	$5,456	$4,588

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities Accounts payable and accrued expenses	$4,889	$5,773
Related party advance	40,000	-
Notes payable to related party	195,000	195,000
Accrued interest on note payable to related party	5,986	1,151
Total liabilities	245,875	201,924

Commitments

Stockholders’ Deficit:
Preferred stock, $.0001 par value, authorized 1,000,000 shares; none issued	-	-
Common stock, $.0001 par value, authorized 300,000,000 shares and issued and outstanding 856,675 shares	86	86
Additional paid-in capital	148,976	148,976
Accumulated deficit during the development stage	(389,481)	(346,398)
Total stockholders’ deficit	(240,419)	(197,336)

Total liabilities and stockholders’ deficit	$5,456	$4,588

See accompanying notes to unaudited condensed financial statements.

ASCEND ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED STATEMENTS OF EXPENSES
(UNAUDITED)

	Three Months Ended		Six Months Ended		December 5, 2005 (Inception) to
	June30,		June 30,		June 30,
	2009	2008	2009	2008	2009

General and administrative expenses	$15,331	$(84,995)	$38,248	$161,398	$1,885,753

Operating (loss) income	(15,331)	84,995	(38,248)	(161,398)	(1,885,753)

Other income (expense):
Interest income	-	-	-	-	12,689
Interest on trust fund investment	-	141,229	-	335,119	2,052,557
Interest expense	(2,431)	-	(4,835)	-	(154,359)
Gain on extinguishment of debt	-	-	-	-	892,597
Total other income (expense)	(2,431)	141,229	(4,835)	335,119	2,803,484

(Loss) income before income taxes	(17,762)	226,224	(43,083)	173,721	917,731

Income tax benefit	-	-	-	-	-

Net (loss) income	$(17,762)	$226,224	$(43,083)	$173,721	$917,731

Weighted average shares of common
stock outstanding
Basic	856,675	856,675	856,675	856,675
Diluted	856,675	856,675	856,675	856,675

(Loss) earnings per common share Basic	$(0.02)	$0.26	$(0.05)	$0.20
Diluted	$(0.02)	$0.26	$(0.05)	$0.20

See accompanying notes to unaudited condensed financial statements.

ASCEND ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,		December 5, 2005 (Inception) to June 30,
	2009	2008	2009
Cash flows from operating activities:
Net (loss) income	$(43,083)	$173,721	$917,731
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest income on investments held in trust	-	(418,847)	(2,693,473)
Amortization of debt discount	-	-	146,250
Shares issued for service	-	-	2,726
Change in operating assets and liabilities:
Decrease in prepaid expenses and other receivables	-	(2,838)	(1,982)
(Decrease) increase in accounts payable and accrued expenses	(884)	161,941	4,889
Increase in accrued interest due to related party	4,835	-	5,986
Increase in deferred interest	-	83,727	640,916
Net cash used in operating activities	(39,132)	(2,296)	(976,957)

Cash flows from investing activities:
Purchase of treasury bills held in trust	-	-	(15,485,695)
Purchase of municipal securities held in trust	-	-	(30,809,507)
Sale/maturity of treasury bills held in trust	-	-	15,613,788
Sale of municipal securities held in trust	-	-	31,176,329
Purchase of Pennsylvania municipal securities held in trust	-	-	(39,005,118)
Redemption of Pennsylvania municipal securities held in trust	-	-	41,203,675
Distribution of trust assets to public shareholders	-	-	(41,128,675)
Net cash used in investing activities	-	-	(38,435,203)

Cash flows from financing activities:
Related party advance	40,000	-	40,000
Gross proceeds from initial public offering	-	-	41,400,000
Proceeds from note payable to stockholder	-	-	275,000
Repayment of note payable to stockholder	-	-	(80,000)
Proceeds from sale of shares of common stock to founding stockholders	-	-	25,000
Proceeds from issuance of option	-	-	100
Proceeds from sale of insider units	-	-	1,000,002
Payment of costs of public offering	-	-	(3,244,468)
Net cash provided by financing activities	40,000	-	39,415,634

Net increase (decrease) in cash and cash equivalents	868	(2,296)	3,474
Cash and cash equivalents at beginning of period	2,606	10,508	-
Cash and cash equivalents at end of period	$3,474	$8,212	$3,474

Supplemental schedule of non-cash financing activity:

Reversal of costs of public offering	$-	$(952,200)	$-

See accompanying notes to unaudited condensed financial statements.

ASCEND ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.  Basis of Presentation

The condensed financial statements at June 30, 2009 and for the three and six month periods ended June 30, 2009 and 2008 and for the period from December 5, 2005 (inception) to June 30, 2009 are unaudited and include the accounts of Ascend Acquisition Corp. (a corporation in the development stage) (“the Company”).  The condensed balance sheet at December 31, 2008 has been derived from the audited financial statements included in the Company’s 10-K filed on March 31, 2009.

In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of the Company as of June 30, 2009 and the results of its operations and its cash flows for the six months ended June 30, 2009 and 2008. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year.

The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.

The Company will adopt FASB Statement No. 165, Subsequent Events, beginning July 1, 2009.

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As of June 30, 2009, the Company has a working capital deficiency, has not generated operating revenues and has accumulated losses since inception. The continuation of the Company as a going concern is dependent upon the continued financial support from the largest beneficial owner of the Company’s outstanding stock (who also is one of the Company’s officers and directors), the ability of the Company to obtain necessary debt or equity financing to continue operations, or the acquisition of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

ASCEND ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

3.  Note payable to related party

On November 12, 2008, the Company issued a convertible promissory note (the “Note”) to Don K. Rice, with a principal amount of $195,000.  The principal balance of the Note includes the principal balance of an earlier promissory note executed on June 16, 2008 note plus accrued interest and additional advances made by Mr. Rice thereafter.   The Note is due and payable in full on demand, and bears interest at the rate of 5% per annum.  At any time prior to the payment in full of the entire balance of the Notes, Mr. Rice has the option of converting all or any portion of the unpaid balance of the Note into shares of Ascend common stock at a conversion price equal to $0.04 per share, subject to adjustment upon certain events.  The conversion price was based on the then recent market prices and near non-liquidity of our common stock, the number of shares that would be issued and the effect that the sale of such shares would have on the market for our common stock, and the legal constraints on the sale of such shares.  Assuming no adjustment to the conversion price, if Mr. Rice converts the entire principal balance of the Note, he would receive 4,875,000 shares of Ascend common stock.

4.  Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share.  The shares outstanding and the earnings per share have been adjusted retroactively for the 1 for 10 reverse stock split which occurred on September 23, 2008:

	Quarter Ended June 30, 2009	Quarter Ended June 30, 2008	Six Months Ended June 30, 2009	Six Month Ended June 30, 2008	December 5, 2005 (Inception) to June 30, 2009

Numerator: Net ( loss) income, basic	$(17,762)	$226,224	$(43,083)	$173,721	$917,731

Numerator: Adjusted net (loss) income, Diluted	$(17,762)	$226,224	$(43,083)	$173,721	$923,717

Denominator: Average common shares outstanding – basic	856,675	856,675	856,675	856,675	770,629

Denominator: Average common shares outstanding – basic	856,675	856,675	856,675	856,675	1,608,052

Basic (loss) earnings per share	$(0.02)	$0.26	$(0.05)	$0.20	$1.19

Diluted (loss) earnings per share	$(0.02)	$0.26	$(0.05)	$0.20	$0.57

The inception to date diluted earnings per share includes the effect of the convertible note payable to related party (see Note 3) that may be converted to 4,875,000 common shares; since the note payable was issued on November 18, 2008, interest expense related to the note payable for the period from

December 5, 2005 (inception) to June 30, 2009 of $5,986 was added back to net income for purposes of the calculation of diluted earnings per share.

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

In periods where losses are reported, the weighted average number of shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

5.     Related party advance

On June 1, 2009, Don K. Rice, an officer and a director of the Company, advanced $20,000 to the Company in order for it to meet its operating expenses.  During the first quarter of 2009, Don K. Rice advanced $20,000 to the Company in order for it to meet its operating expenses.  The total amount is unsecured, non interest bearing and has no specific terms for repayment.

6. Subsequent event

On August 5, 2009, Don K. Rice, an officer and a director of the Company, advanced $10,000 to the Company in order for it to meet its operating expenses.  On August 5, 2009, the Company executed a convertible note (the “Note”) to Don K. Rice, with a principal amount of $50,000.  The principal balance of the Note includes the additional advances made by Mr. Rice during 2009.  The Note is due and payable in full on demand, and bears interest at the rate of five percent (5.0%) per annum.  At any time prior to the payment in full of the entire balance of the Notes, Mr. Rice has the option of converting all or any portion of the unpaid balance of the Note into shares of the Company’s common stock at a conversion price equal to $0.05 per share, subject to adjustment upon certain events.  The conversion price was based on the recent market price.  Assuming no adjustment to the conversion price, if Mr. Rice converts the entire principal balance of the Note, he would receive 1,000,000 shares of Ascend common stock.

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

General

We were formed on December 5, 2005 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with a currently unidentified operating business.  The registration statement for our initial public offering ("the Offering") was declared effective May 11, 2006.  On May 17, 2006, we sold 6,000,000 units in the Offering and on May 22, 2006, we sold 900,000 units in the Offering. The total units sold of 6,900,000 include all of the 900,000 units subject to the underwriters’ overallotment option.  Each of our units originally consisted of one share of our common stock, $.0001 par value per share, and two redeemable common stock purchase warrants.  Each warrant originally entitled the holder to purchase from us one share of common stock at an exercise price of $5.00. We received net proceeds of approximately $37,203,000 from the Offering.  All activity from December 5, 2005 through May 17, 2006 related to our formation and initial public offering.

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

Results of Operations

Quarter Ended June 30, 2009 Compared to the Quarter Ended June 30, 2008

During the second quarter of 2008, management negotiated reduced rates with several vendors as a result of the business failure of the business combination.  The reduction in the amounts due gives rise to negative general and administrative expenses for the quarter.  General and administrative expenses for the quarter ended June 30, 2009 were $15,331. General and administrative expenses for the quarter ended June 30, 2008 would have been $163,331 but for a credit in the amount of $97,500 for the management fee and several credits totaling $150,826 for legal and professional expenses, which resulted in a net credit of $84,995 for the quarter ended June 30, 2008.  Accordingly, general and administrative expenses for the quarter ended June 30, 2009 increased by $100,326 compared to the quarter ended June 30, 2008.    Moreover, our business activities were fairly minimal in the quarter ended June 30, 2009.  As a result, legal and professional fees were $7,344 for the quarter ended June 30, 2009.  Legal and professional fees for the quarter ended June 30, 2008 would have been $94,841 but for a credit in the amount of $150,826, which resulted in a net credit of $55,985 for the quarter ended June 30, 2008.  Accordingly, legal and professional fees for the quarter ended June 30, 2009 increased by $63,329 compared to the quarter ended June 30, 2008   In addition, there was a credit of $97,500 for a monthly administrative services agreement, which represented a waiver of the unpaid balance.  Other operating expenses decreased $60,503 the quarter ended June 30, 2009 compared to the quarter ended June 30, 2008.

With the abandonment of our proposed business acquisition, we were required to repay the trust fund assets to our public shareholders.  For the quarter ended June 30, 2008, the trust fund assets and other interest bearing bank deposits earned $141,229, net of deferred interest of $35,285.  Because of their distribution in September 2008, no income was earned on the trust fund assets, nor on any other interest bearing bank deposits or other funds in the second quarter of 2009.  In the second quarter of 2008, we entered into loans with our CEO, Don K. Rice. In the second quarter of 2009, $2,431 of interest expense was recorded on these loans.  No interest expense was recorded in the second quarter of 2008.

Net loss for the quarter ended June 30, 2009 was $17,762, compared to net income of $226,224 for the quarter ended June 30, 2008, as a result of the items mentioned above.

Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

During the second quarter of 2008, management negotiated reduced rates with several vendors as a result of the business failure of the business combination.  The reduction in the amounts due gives rise to negative general and administrative expenses for the quarter. General and administrative expenses for the six months ended June 30, 2009 were $38,248.  General and administrative expenses for the six months ended June 30, 2008 would have been $387,224 but for a net credit in the amount of $75,000 for the management fee and several credits totaling $150,826 for legal and professional expenses received in the second quarter, which resulted in a net expenses of $161,398 for the six months ended June 30, 2008.  Accordingly, general and administrative expenses for the six months ended June 30, 2009 decreased by $123,150 compared to the six months ended June 30, 2008.  Moreover, our business activities were fairly minimal in the six month period ended June 30, 2009.  As a result, legal and professional fees were $20,444 for the six months ended June 30, 2009.  Legal and professional fees for the six months ended June 30, 2008 would have been $277,033 but for a credit in the amount of $150,826, which resulted in net expenses of $126,207 for the six months ended June 30, 2008.  Accordingly, legal and professional fees for the quarter ended June 30, 2009 decreased by $105,763 compared to the six months ended June 30, 2008   In addition, there was a net credit of $75,000 for a monthly administrative services agreement, which represented a waiver of the unpaid balance.  SEC expenses for the six months ended June 30, 2009 were $2,422 compared to $53,228 for the six months ended June 30, 2008.  Delaware franchise tax was $18,625 for the six months ended June 30, 2008.  There was no Delaware franchise tax for the six months ended June 30, 2009.  Other expenses decreased by $18,120 from the six months ended June 30, 2009 compared to the six months ended June 30, 2008.

With the abandonment of our proposed business acquisition, we were required to repay the trust fund assets to our public shareholders.  For the six months ended June 30, 2008, the trust fund assets and other interest bearing bank deposits earned $335,119, net of deferred interest of $83,728.  Because of their distribution in September 2008, no income was earned on the trust fund assets, nor on any other interest bearing bank deposits or other funds in the second quarter of 2009.  In the second quarter of 2008, we entered into loans with our CEO, Don K. Rice. For the six months of 2009, $4,835 of interest expense was recorded on these loans.  No interest expense was recorded in the second quarter of 2008.

Net loss for the six months ended June 30, 2009 was $43,083, compared to net income of $173,721 for the six months ended June 30, 2008, as a result of the items mentioned above.

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

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009. The evaluation was conducted under the supervision and with the participation of management, including our chief executive officer. Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including the chief executive officer, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of disclosure controls and procedures includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report that is set forth in our Annual Report on Form 10-K.

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

Our chief executive officer has concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management required by Rules 13a-15 and 15d-15 under the Exchange Act, that as of June 30, 2009, our disclosure controls and procedures were not effective due to the material weaknesses described in Management's Report on Internal Control over Financial Reporting contained in the Company’s 2008 Annual Report on Form 10-K.

Limitations on Effectiveness of Controls and Procedures

Our management, including our chief executive officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

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

There have not been any changes in the Company's internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during its second fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect its internal control over financial reporting.

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

Date:  August 13, 2009