Form 10-Q
period 2009-09-30
Ascend Acquisition Corp.
filed 2009-11-13
CIK 1350773

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

(610) 977-7531
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T .(232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:    856,675 common shares as of  November 13, 2009

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ASCEND ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED BALANCE SHEETS
(UNAUDITED)

	September 30, 2009	December 31, 2008

ASSETS
Current assets:
Cash and cash equivalents	$2,348	$2,606
Prepaid expenses	1,982	1,982
Total assets	$4,330	$4,588

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities Accounts payable and accrued expenses	$7,111	$5,773
Notes payable to related party	245,000	195,000
Accrued interest on note payable to related party	8,813	1,151
Total liabilities	260,924	201,924

Commitments

Stockholders’ Deficit:
Preferred stock, $.0001 par value, authorized 1,000,000 shares; none issued	-	-
Common stock, $.0001 par value, authorized 300,000,000 shares and issued and outstanding 856,675 shares	86	86
Additional paid-in capital	148,976	148,976
Accumulated deficit during the development stage	(405,656)	(346,398)
Total stockholders’ deficit	(256,594)	(197,336)

Total liabilities and stockholders’ deficit	$4,330	$4,588

See accompanying notes to unaudited condensed financial statements.

ASCEND ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED STATEMENTS OF EXPENSES
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,		December 5, 2005 (Inception) to September 30,
	2009	2008	2009	2008	2009

General and administrative expenses	$13,348	$40,896	$51,596	$202,294	$1,899,101

Operating loss	(13,348)	(40,896)	(51,596)	(202,294)	(1,899,101)

Other income (expense):
Interest income	-	-	-	-	12,689
Interest on trust fund investment	-	-	-	335,120	2,052,557
Interest expense	(2,827)	-	(7,662)	-	(157,186)
Gain on extinguishment of debt	-	-	-	-	892,597
Total other income (expense)	(2,827)	-	(7,662)	335,120	2,800,657

Income (loss) before income taxes	(16,175)	-	(59,258)	132,826	901,556

Income tax benefit	-	-	-	-	-

Net income (loss)	$(16,175)	$(40,896)	$(59,258)	$132,826	$901,556

Weighted average shares of common
stock outstanding
Basic	856,675	856,675	856,675	856,675
Diluted	856,675	856,675	856,675	856,675

Earnings (loss) per common share Basic	$(.02)	$(.05)	$(.07)	$.16
Diluted	$(.02)	$(.05)	$(.07)	$.16

See accompanying notes to unaudited condensed financial statements.

ASCEND ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,		December 5, 2005 (Inception) to September 30,
	2009	2008	2009
Cash flows from operating activities:
Net income (loss)	$(59,258)	$132,826	$901,556
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income on investments held in trust	-	(546,948)	(2,693,473)
Amortization of debt discount	-	-	146,250
Shares issued for service	-	-	2,726
Change in operating assets and liabilities:
Prepaid expenses and other receivables	-	10,937	(1,982)
Accounts payable and accrued expenses	1,338	26,088	7,111
Accrued interest due to related party	7,662	-	8,813
Deferred interest	-	211,827	640,916
Net cash used in operating activities	(50,258)	(165,270)	(988,083)

Cash flows from investing activities:
Purchase of treasury bills held in trust	-	-	(15,485,695)
Purchase of municipal securities held in trust	-	-	(30,809,507)
Sale/maturity of treasury bills held in trust	-	-	15,613,788
Sale of municipal securities held in trust	-	-	31,176,329
Purchase of Pennsylvania municipal securities held in trust	-	-	(39,005,118)
Redemption of Pennsylvania municipal securities held in trust	-	41,128,675	41,203,675
Distribution of trust assets to public shareholders	-	(41,053,675)	(41,128,675)
Net cash provided by (used in) investing activities	-	75,000	(38,435,203)

Cash flows from financing activities:
Gross proceeds from initial public offering	-	-	41,400,000
Proceeds from note payable to stockholder	50,000	100,000	325,000
Repayment of note payable to stockholder	-	-	(80,000)
Proceeds from sale of shares of common stock to founding stockholders	-	-	25,000
Proceeds from issuance of option	-	-	100
Proceeds from sale of insider units	-	-	1,000,002
Payment of costs of public offering	-	-	(3,244,468)
Net cash provided by financing activities	50,000	100,000	39,425,634

Net increase (decrease) in cash and cash equivalents	(258)	9,730	2,348
Cash and cash equivalents at beginning of period	2,606	10,508	-
Cash and cash equivalents at end of period	$2,348	$20,238	$2,348

Interest paid	$-	$-	$148,373
Income taxes paid	$-	$-	$-
Supplemental schedule of non-cash financing activity:

Reversal of costs of public offering	$-	$(952,200)	$-

See accompanying notes to unaudited condensed financial statements.

ASCEND ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.  Basis of Presentation

The condensed financial statements at September 30, 2009 and for the three and nine month periods ended September 30, 2009 and 2008 and for the period from December 5, 2005 (inception) to September 30, 2009 are unaudited and include the accounts of Ascend Acquisition Corp. (a corporation in the development stage) (“the Company”).  The condensed balance sheet at December 31, 2008 has been derived from the audited financial statements included in the Company’s 10-K filed on March 31, 2009.

In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of the Company as of September 30, 2009 and the results of its operations and its cash flows for the three and nine month periods ended September 30, 2009 and 2008. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year.

The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168” or ASC 105-10). SFAS 168 (ASC 105-10) establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 (ASC 105-10) was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009, and interim periods within those fiscal years. The adoption of SFAS 168 (ASC 105-10) on July 1, 2009 did not impact the Company’s results of operations or financial condition.  The Codification did not change GAAP; however, it did change the way GAAP is organized and presented. As a result, these changes impact how companies reference GAAP in their financial statements and in their significant accounting policies. The Company implemented the Codification in this Report by providing references to the Codification topics alongside references to the corresponding standards.

In May 2009, the FASB issued SFAS No. 165 (ASC 855-10) entitled “Subsequent Events”. Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. SFAS No. 165 (ASC 855-10) provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP. SFAS No. 165 (ASC 855-10) is effective for interim or annual periods ending after June 15, 2009, and must be applied prospectively. The adoption of SFAS No. 165 (ASC 855-10) during the quarter ended September 30, 2009 did not have a significant effect on the Company’s financial statements as of that date or for the quarter or year-to-date period then ended. In connection with preparing the accompanying unaudited financial statements as of September 30, 2009 and for the quarter and nine-month period ended September 30, 2009, management evaluated subsequent events through the date that such financial statements were issued (filed with the SEC).

With the exception of the pronouncements noted above, no other accounting standards or interpretations issued or recently adopted are expected to a have a material impact on the Company’s consolidated financial position, operations or cash flows.

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As of September 30, 2009, the Company has a working capital deficiency, has not generated operating revenues and has accumulated losses since inception. The continuation of the Company as a going concern is dependent upon the continued financial support from the largest beneficial owner of the Company’s outstanding stock (who also is one of the Company’s officers and directors), the ability of the Company to obtain necessary debt or equity financing to continue operations, or the acquisition of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

3.  Note payable to related party

On November 18, 2008, the Company issued a convertible promissory note (the “First Note”) to Don K. Rice,  our sole officer and one of our directors, with a principal amount of $195,000.  The principal balance of the First Note includes the principal balance of an earlier promissory note executed on June 16, 2008, plus accrued interest and additional advances made by Mr. Rice thereafter.   The First Note is due and payable in full on demand, and bears interest at the rate of 5% per annum.  At any time prior to the payment in full of the entire balance of the First Note, Mr. Rice has the option of converting all or any portion of the unpaid balance of the First Note into shares of Ascend common stock at a conversion price equal to $0.04 per share, subject to adjustment upon certain events.  The conversion price was based on the then recent market prices and near non-liquidity of our common stock, the number of shares that would be issued and the effect that the sale of such shares would have on the market for our common stock, and the legal constraints on the sale of such shares.  Assuming no adjustment to the conversion price, if Mr. Rice converts the entire principal balance of the First Note, he would receive 4,875,000 shares of Ascend common stock.

In addition, in August 2009, the Company executed a convertible promissory note (the “Second Note”) to Don K. Rice, with a principal amount of $50,000.  The principal balance of the Second Note includes the additional advances made by Mr. Rice during 2009.  The Second Note is due and payable in full on demand, and bears interest at the rate of 5% per annum.  At any time prior to the payment in full of the entire balance of the Second Note, Mr. Rice has the option of converting all or any portion of the unpaid balance of the Second Note into shares of the Company’s common stock at a conversion price equal to $0.05 per share, subject to adjustment upon certain events.  The conversion price was based on the  market price.  Assuming no adjustment to the conversion price, if Mr. Rice converts the entire principal balance of the Second Note, he would receive 1,000,000 shares of Ascend common stock.

ASCEND ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

4.  Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share.  The shares outstanding and the earnings per share have been adjusted retroactively for the 1 for 10 reverse stock split which occurred on September 23, 2008:

	Quarter Ended September 30, 2009	Quarter Ended September 30, 2008		Nine Months Ended September 30, 2009	Nine Months Ended September 30, 008
Numerator: Net income (loss), basic	$(16,175)		$(40,896)	$(59,258)	$132,826

Numerator: Adjusted net income (loss), Diluted	$(16,175)		$(40,896)	$(59,258)	$132,826

Denominator: Average common shares outstanding – basic	856,675		856,675	856,675	856,675

Denominator: Average common shares outstanding – diluted	856,675		856,675	856,675	856,675

Basic earnings (loss) per share	$(.02)	$	( .05)	$(.07)	$.16

Diluted earnings (loss) per share	$(.02)	$	(. 05)	$(.07)	$.16

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

5. Subsequent Events

On November 5, 2009, Don K. Rice, our sole officer and one of our directors, advanced $10,000 to the Company in order for it to meet its operating expenses.

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

Results of Operations

Quarter Ended September 30, 2009 Compared to the Quarter Ended September 30, 2008

General and administrative expenses for the quarter ended September 30, 2009 were $13,348 compared to $40,896 for the quarter ended September 30, 2008, a decrease of $27,548.  Legal and professional fees amounted to $5,107 during the third quarter of 2009 compared to $5,120 during the third quarter of 2008.  Additionally, insurance expense of $6,045 was incurred during the third quarter of 2009 compared to $6,225 during the third quarter of 2008.   Other operating expenses totaled $2,196 during the third quarter of 2009 compared to $29,551 during the third quarter of 2008.  Other expenses during the third quarter of 2008 include $11,419 for Delaware Franchise Tax, $8,793 in SEC expenses and $5,909 in trustee expenses.  None of these expenses were incurred during the third quarter of 2009.

With the abandonment of our proposed business acquisition, we were required to repay the trust fund assets to our public shareholders.  All interest earned on the trust fund assets in the quarter ended September 30, 2008, through the repayment date of September 18, 2008, was deferred, since it had been determined it would be distributed to public shareholders and not available to the Company.  During the third quarter of 2008 and 2009, we owed certain outstanding amounts borrowed from Don K. Rice, our sole officer and one of our directors.   In the third quarter of 2009, $2,827 of interest expense was recorded on these loans.  There was no interest expense recorded in the third quarter of 2008.

Net loss for the quarter ended September 30, 2009 was $16,175, compared to a net loss of $40,896 for the quarter ended September 30, 2008, as a result of the items mentioned above.

Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

General and administrative expenses for the nine months ended September 30, 2009 were $51,596 compared to $202,294 for the nine months ended September 30, 2008, a decrease of $150,698. Legal and professional fees for the nine months ended September 30, 2009 amounted to $25,552 for the nine months ended September 30, 2008 compared to $131,328 for the nine months ended September 30, 2008; the legal and professional fees for the nine months ended September 30, 2008 was higher as a result of the potential business combination and the abandonment of the business combination in 2008. The Company was pursuing acquisition candidates in 2007 and abandoned its primary acquisition target in May 2008. As a result, we incurred higher legal and professional fees in 2008. In addition, the Company had an administrative services agreement to an affiliate of our special advisor, Arthur Spector, of $7,500 per month. As a result of the abandonment of the business combination in 2008, the fee arrangement terminated effective March 31, 2008.  In addition, there was a net credit of $75,000 for a monthly administrative services agreement for the nine months ended September 30, 2008, which represented a waiver of the unpaid balance.  No such credit arose for the nine months ended September 30, 2008.  SEC expenses for the nine months ended September 30, 2009 were $4,127 compared to $62,021 for the nine months ended September 30, 2008.  Delaware franchise tax was $30,044 for the nine months ended September 30, 2008.  There was no Delaware franchise tax for the nine months ended September 30, 2009.  Other expenses decreased by $31,984 to $21,917 for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.

With the abandonment of our proposed business acquisition, we were required to repay the trust fund assets to our public shareholders.  For the nine months ended September 30, 2008, the trust fund assets and other interest bearing bank deposits earned $335,120.  Because of their distribution in September 2008, no income was earned on the trust fund assets, nor on any other interest bearing bank deposits or other funds in the third quarter of 2009. During the first nine months of 2008 and 2009, we owed certain outstanding amounts borrowed from Don K. Rice, our sole officer and one of our directors.   For the nine months of 2009, $7,662 of interest expense was recorded on these loans.  No interest expense was recorded in the third quarter of 2008.

Net loss for the nine months ended September 30, 2009 was $59,258, compared to net income of $132,826 for the nine months ended September 30, 2008, as a result of the items mentioned above.

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

Off-balance Sheet Arrangements

Options and warrants issued in conjunction with our initial public offering are equity-linked financial instruments and, accordingly, represent off-balance sheet arrangements.  The options and warrants are not accounted for as derivatives, but instead are accounted for as equity.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009. The evaluation was conducted under the supervision and with the participation of management, including our chief executive officer. Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including the chief executive officer, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of disclosure controls and procedures includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report that is set forth in our Annual Report on Form 10-K.

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

Our chief executive officer has concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management required by Rules 13a-15 and 15d-15 under the Exchange Act, that as of September 30, 2009, our disclosure controls and procedures were not effective due to the material weaknesses described in Management's Report on Internal Control over Financial Reporting contained in the Company’s 2008 Annual Report on Form 10-K.

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

There have not been any changes in the Company's internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during its third fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect its internal control over financial reporting.

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

ASCEND ACQUISITION CORP.

Date: November 13, 2009	By:	/s/ Don K. Rice
Chairman of the Board, Chief Executive Officer, President and Treasurer (Principal executive officer and principal financial and accounting officer)