Form 10-K/A
period 2008-12-31
Ascend Acquisition Corp.
filed 2010-01-13
CIK 1350773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
(MARK ONE)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission file number  000-51840

ASCEND ACQUISITION CORP.
(Name of small business issuer in its charter)

Delaware	20-3881465
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

435 Devon Park Drive, Bldg. 700, Wayne, PA	19087
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:  (610) 977-7531

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Units consisting of one share of Common Stock,
par value $.0001 per share, and two Warrants

Common Stock, par value $.0001 per share

Warrants to purchase shares of Common Stock
(Title of Class)

EXPLANATORY NOTE

This Amendment to Form 10-K is being filed solely to file amended versions of Exhibit 31.01 hereto and Exhibit 31.02.  No other changes are being made to the Form 10-K.

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
Don K. Rice
Chairman of the Board, Chief Executive Officer, President and Treasurer
Date: January 13, 2010