Form 10-K
period 2009-12-31
Ascend Acquisition Corp.
filed 2010-03-26
CIK 1350773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(MARK ONE)

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to                   .

Commission file number 000-51840

ASCEND ACQUISITION CORP.
(Name of registrant as specified in its charter)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently computed  second quarter:  $21,275.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 856,675 as of March 25, 2010

DOCUMENTS INCORPORATED BY REFERENCE

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

Our stockholders approved all of these amendments at a special meeting held on September 4, 2008.  In addition to these amendments, on September 18, 2008 we distributed the amounts in the Trust Fund established by us at the consummation of the Offering and into which a certain amount of the net proceeds of the Offering were deposited (the “Trust Fund”).  The aggregate amount in the Trust Fund was approximately $41,128,676 or approximately $5.96 per original share of common stock issued in the Offering (“IPO Shares”).  Only holders of our IPO Shares received proceeds from the distribution of the Trust Fund, after establishing a reserve for Delaware franchise taxes.

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

We will not restrict our search for any specific kind of firms, but may acquire a venture that is in the preliminary or development stage, is already in operation, or is in essentially any stage of its corporate life.  It is impossible to predict at this time the status of any business in which we may become engaged, in that such business may need to seek additional capital, may desire to have our shares publicly traded, or may seek other perceived advantages that we may offer.  However, we do not intend to obtain funds in one or more private placements to finance the operation of any acquired business opportunity until such time as we have successfully consummated such a merger or acquisition.

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

Opportunities in which we participate will present certain risks, many of which cannot be identified adequately prior to selecting a specific opportunity.  Our stockholders must, therefore, depend on management to identify and evaluate such risks.  Promoters of some opportunities may have been unable to develop a going concern or may present a business in the development stage (in that it has not generated significant revenues from its principal business activities prior to our participation).  Even after our participation, there is a risk that the combined enterprise may not become a going concern or advance beyond the development stage.  Other opportunities may involve new and untested products, processes, or market strategies that may not succeed.  We (and therefore our stockholders) will assume such risks.

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

There is the additional risk that we will not find a suitable target.  Management does not believe we will generate revenue without finding and completing a transaction with a suitable target company.  If no such target is found, no return on an investment in us will be realized, and there will not, most likely, be a market for our stock.

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

The manner in which we participate in an opportunity with a target company will depend on the nature of the opportunity, the respective needs and desires of us and other parties, the management of the opportunity, and our relative negotiating strength.

With respect to any mergers or acquisitions, negotiations with a target company’s management will be expected to focus on the percentage of our company which the target company's stockholders would acquire in exchange for their share holdings in the target company.  Depending upon, among other things, the target company's assets and liabilities, our stockholders will, in all likelihood, hold a lesser percentage ownership interest in our company following any merger or acquisition.  The percentage ownership may be subject to significant reduction in the event we acquire a target company with substantial assets.  Any merger or acquisition effected by us can be expected to have a significant dilutive effect on the percentage of shares held by our then stockholders.

Management has advanced, and expects to continue to advance, funds used by us in identifying and pursuing agreements with target companies.  Management could require that these funds be repaid from the proceeds of any transaction with the target company, and any agreement governing such a transaction may, in fact, be contingent upon the repayment of those funds.

Competition

We are an insignificant participant among firms that engage in business combinations with, or financing of, development stage enterprises.  There are many established management and financial consulting companies and venture capital firms that have significantly greater financial and personal resources, technical expertise and experience than ours.  In view of our limited financial resources and management availability, we will continue to be at a significant competitive disadvantage relative to our competitors.

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

Item 1A.  Risk Factors.

RISKS RELATING TO OUR BUSINESS

WE HAVE NO OPERATING HISTORY OR REVENUE AND MINIMAL ASSETS.

We have no operating history, have received no revenues and have never earned a profit from operations.  We have no significant assets or financial resources.  We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until we complete a business combination.  This may result in our incurring a net operating loss that will increase continuously until we complete a business combination with a profitable business opportunity.  There is no assurance that we will identify a business opportunity or complete a business combination.  The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations.  These factors raise substantial doubt regarding our ability to continue as a going concern.

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

ATTRACTIVE BUSINESS OPPORTUNITIES AND COMBINATIONS ARE SCARCE, AND COMPETITION FOR THEM IS FIERCE.

We are, and will continue to be, an insignificant participant in the business of seeking mergers and joint ventures with, and acquisitions of small private entities.  A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies that may also be desirable target candidates for us.  Nearly all such entities have significantly greater financial resources, technical expertise, and managerial capabilities than our company.  We are, consequently, at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination.  Moreover, we will also compete with numerous other small public companies in seeking merger or acquisition candidates.

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

WE DEPEND HEAVILY ON OUR SOLE OFFICER, AND HE MAY DEVOTE ONLY A LIMITED AMOUNT OF TIME TO OUR BUSINESS.

While seeking a business combination, Don K. Rice, our sole officer, anticipates devoting only a  minimal amount of time to our business.  Mr. Rice has not entered into a written employment or non-compete agreement with us and is not expected to do so in the foreseeable future.  We have not obtained key man life insurance on him.  Notwithstanding the limited time commitment of Mr. Rice, the loss of his services could adversely affect development of our business.  See “Item 10. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act” for more information about Mr. Rice.

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

We have not conducted or received results of market research indicating that market demand exists for the transactions contemplated by us.  Moreover, we do not have, and do not plan to establish, a marketing organization.  Even if there is demand for a business combination as contemplated by us, there is no assurance we will successfully complete such transaction.

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

BLANK CHECK OFFERINGS HAVE CERTAIN DISADVANTAGES.

We may enter into a business combination with an entity that desires to establish a public trading market for its shares.  A target company may attempt to avoid what it believes to be adverse consequences of undertaking its own public offering by seeking a business combination with us.  The perceived adverse consequences may include, but are not limited to, time delays of the registration process, significant expenses to be incurred in such an offering, loss of voting control to public stockholders, and the inability or unwillingness to comply with various federal and state securities laws enacted for the protection of investors.  These securities laws primarily relate to registering securities and full disclosure of the business, management, and financial statements.  However, any public offering of securities for which an exemption under the Securities Act of 1933 is not available (including those issued in a business combination with us) must be registered.

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

No warrants will be exercisable and we will not be obligated to issue shares of common stock unless the common stock issuable upon such exercise has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. Because the exemptions from qualification in certain states for resale of warrants and for issuances of common stock by the issuer upon exercise of a warrant may be different, a warrant may be held by a holder in a state where an exemption is not available for issuance of common stock upon an exercise and the holder will be precluded from exercise of the warrant. As a result, the warrants may be deprived of any value, the market for the warrants may be limited and the holders of warrants may not be able to exercise their warrants if the common stock issuable upon such exercise is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2009.

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

	Units		Common Stock		Warrants
2008	High	Low	High	Low	High	Low
First Quarter	$5.93	$6.90	$58.00	$56.30	$0.42	$0.07
Second Quarter	$5.93	$5.80	$59.00	$57.20	$0.18	$0.001
Third Quarter	$5.92	$0.10	$59.60	$0.02	$0.01	$0.001
Fourth Quarter	$1.00	$0.10	$0.38	$0.02	$0.01	$0.0003

	Units		Common Stock		Warrants
2009	High	Low	High	Low	High	Low
First Quarter	$0.10	$0.10	$0.08	$0.016	$0.005	$0.0001
Second Quarter	$0.10	$0.10	$0.25	$0.02	$0.004	$0.0001
Third Quarter	$0.10	$0.10	$0.25	$0.25	$0.0066	$0.0001
Fourth Quarter	$0.10	$0.10	$0.25	$0.02	$0.0033	$0.0001

We have not paid any cash dividends on the common stock, and we do not intend to pay any dividends prior to the consummation of a business combination.

As of March 25, 2010, we had one holder of record of our units, five holders of record of our common stock and three holders of record of our warrants.

Item 6.  Selected Financial Data.

Not applicable.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Our stockholders approved all of these amendments at a special meeting held on September 4, 2008.  In addition to these amendments, on September 18, 2008 we distributed the amounts in the Trust Fund established by us at the consummation of the Offering and into which a certain amount of the net proceeds of the Offering were deposited (the “Trust Fund”).  The aggregate amount in the Trust Fund was approximately $41,128,676 or approximately $5.96 per original share of common stock issued in the Offering (“IPO Shares”).  Only holders of our IPO Shares received proceeds from the distribution of the Trust Fund, after establishing a reserve for Delaware franchise taxes.

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

Results of Operations

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

General and administrative expenses for the year ended December 31, 2009 were $63,567 compared to $505,415 for the year ended December 31, 2008, a decrease of $441,848.  Legal and professional fees were $325,512 in 2008 compared to $33,812 in 2009; the legal and professional fees for the twelve months ended December 31, 2008 was higher as a result of the potential business combination and the abandonment of the business combination in 2008. Our company was pursuing acquisition candidates in 2007 and abandoned its primary acquisition target in May 2008. As a result, we incurred higher legal and professional fees in 2008  As a result of the abandonment of the business combination in 2008, the fee arrangement terminated effective March 31, 2008.  This resulted in fees of $22,500 for the year ended December 31, 2008.  During 2008, our company paid Delaware franchise taxes in the amount of $30,044.  In addition, SEC expenses were $64,845 in 2008 compared to $4,327 in 2009, a decrease of $60,518.  Other operating expenses, which include insurance, travel and trustee expenses, decreased $37,086 in 2009 compared to 2008.

With the abandonment of the proposed business acquisition, our company was required to repay the trust fund assets to its public shareholders.  For the year ended December 31, 2008, the trust fund assets and other interest bearing bank deposits earned $335,119, net of deferred interest of $211,827.  All interest earned on the trust fund assets from the announcement of the abandonment of the proposed acquisition to the payout of the trust fund on September 18, 2008 was deferred, since it had been determined it would be distributed to public shareholders and not available to our company.  In 2008, our company entered into loans with its CEO, Don K. Rice, and recorded $3,274 and $10,846 of interest expense relating to these loans for the years ended December 31, 2008 and 2009, respectively, as well as $146,250 and $0  relating to a beneficial conversion feature on the loan for the year ended December 31, 2008 and 2009, respectively.

For the year ended December 31, 2008, as a result of negotiation for reduced fees, our company recorded a gain on extinguishment of debt of $892,597.  Professional fees (primarily legal) were reduced by $795,097 and unpaid administrative services fees of $97,500 were waived.

Net (loss) for the year ended December 31, 2009 was $74,413, compared to net income of $572,777 for the year ended December, 2008, as a result of the items mentioned above.

Liquidity and Capital Resources

Currently, we have only a minimal amount of cash on hand and we have no form of committed financing available to us.  At the present, we can finance only the limited activity related to seeking a company or companies that we can acquire or with which to merge.  We have insufficient capital with which to make it attractive to prospective merger candidates who may be in need of immediate funds as an inducement to a possible transaction between them and us.  We may in the future be required to undertake certain financing activities to consummate a merger transaction or to continue its current business activities.  We cannot assure anyone that additional financing will be available to it when needed or, if available, that it can be obtained on commercially reasonably terms. If we do not obtain additional financing if needed, we may not be able to consummate a merger and acquisition transaction or even stay in business for that matter. Under certain circumstances, we could be forced to cease our efforts to find a suitable acquisition target or merger partner.

The accompanying financial statements have been prepared on a going concern basis, which implies we will continue to meet our obligations and continue our operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and the accompanying financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. As of December 31, 2009, our company had a working capital deficiency, had not generated revenues and had an accumulated deficit of $420,811. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding our company’s ability to continue as a going concern.

Off-balance Sheet Arrangements

Options and warrants issued in conjunction with our initial public offering are equity-linked financial instruments and, accordingly, represent off-balance sheet arrangements.  The options and warrants are not accounted for as derivatives, but instead are accounted for as equity.  See the notes to the accompanying financial statements for more information.

Item 7A  Quantitative and Qualitative Disclosures About Market Risks

Not applicable.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Ascend Acquisition Corp.
(A Development Stage Company)
Wayne, PA

We have audited the accompanying balance sheets of Ascend Acquisition Corp. (the “Company”) as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and for the period from inception (December 5, 2005) to December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the period from December 5, 2005 (inception) to December 31, 2007 were audited by other auditors and our opinion, insofar as it relates to cumulative amounts included for such prior periods, is based solely on the reports of such other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Ascend Acquisition Corp.  as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended and for the period from inception (December 5, 2005) to December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Ascend Acquisition Corp. will continue as a going concern. As discussed in Note 1 to the financial statements, Ascend Acquisition Corp. has a working capital deficiency, has not generated revenues and has an accumulated deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
March 9, 2010

ASCEND ACQUISITION CORP.
(a corporation in the development stage)
BALANCE SHEETS

	December 31, 2009	December 31, 2008

ASSETS
Current assets:
Cash and cash equivalents	$7,666	$2,606
Prepaid expenses	1,982	1,982
Total current assets	9,648	4,588
Total assets	$9,648	4,588

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$4,400	$5,773
Advances from related party	20,000	-
Convertible notes payable to related party	245,000	195,000
Accrued interest on convertible notes payable to related party	11,997	1,151
Total current liabilities	281,397	201,924
Total liabilities	281,397	201,924

Stockholders’ Deficit:
Preferred stock, $0.0001 par value, authorized 1,000,000 shares;
none issued	-	-
Common stock, $0.0001 par value, authorized 300,000,000 and
30,000,000 shares, respectively; issued and outstanding 856,675
shares,	86	86
Additional paid-in capital	148,976	148,976
Deficit accumulated during the development stage	(420,811)	(346,398)
Total stockholders’ deficit	(271,749)	(197,336)

Total liabilities and stockholders’ deficit	$9,648	$4,588

The accompanying notes should be read in conjunction with the financial statements.

ASCEND ACQUISITION CORP.
(a corporation in the development stage)
STATEMENTS OF OPERATIONS

	Year Ended December 31, 2009	Year Ended December 31, 2008	December 5, 2005 (Inception) to December 31, 2009

General and administrative expenses	$63,567	$505,415	$1,911,072

Operating loss	(63,567)	(505,415)	(1,911,072)

Other income (expense):
Interest income	-		12,689
Interest on trust fund investment	-	335,119	2,052,557
Interest expense	(10,846)	(149,524)	(160,370)
Gain on extinguishment of debt	-	892,597	892,597
Total other income (expense)	(10,846)	1,078,192	2,797,473

Net income (loss)	$(74,413)	$572,777	$886,401

Weighted average shares of common stock outstanding

Basic	856,675	856,675
Diluted	856,675	1,430,990

Earnings (loss) per common share

Basic	(.09)	.67
Diluted	(.09)	.40

The accompanying notes should be read in conjunction with the financial statements.

ASCEND ACQUISITION CORP.
(a corporation in the development stage)
STATEMENTS OF STOCKHOLDERS’ EQUITY

				Deficit
				Accumulated
			Additional	during the
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage	Total

Sale of 150,000 shares of common stock to initial stockholders on
December 5, 2005 at $0.167 per share	150,000	$15	$24,985	$-	$25,000

Net loss	-	-	-	(1,131)	(1,131)
Balance, December 31, 2005	150,000	15	24,985	(1,131)	23,869

Sale of 690,007 units, net of underwriters’ discount and offering
expenses (includes 137,931 shares subject to possible redemption)	690,007	69	37,203,263	-	37,203,332

Proceeds from issuance of insider units	16,668	2	1,000,000	-	1,000,002

Proceeds subject to possible conversion of 137,931 shares at
approximately $55.81 per share	-	-	(7,698,189)	-	(7,698,189)

Proceeds from issuance of option	-	-	100	-	100

Net income	-	-	-	382,734	382,734
Balance, December 31, 2006	856,675	86	30,530,159	381,603	30,911,848

Net income	-	-	-	6,434	6,434
Balance, December 31, 2007	856,675	86	30,530,159	388,037	30,918,282

Net income	-	-	-	572,777	572,777

Return of capital to public shareholders	-	-	(30,530,159)	(1,307,212)	(31,837,371)

Beneficial conversion feature of convertible note payable to
related party	-	-	146,250	-	146,250

Shares issued by principal shareholder for services	-	-	2,726	-	2,726
Balance, December 31, 2008	856,675	$86	$148,976	$(346,398)	$(197,336)

Net loss				$(74,413)	$(74,413)
Balance, December 31, 2009	856,675	$86	$148,976	$(420,811)	$(271,749)

The accompanying notes should be read in conjunction with the financial statements.

ASCEND ACQUISITION CORP.
(a corporation in the development stage)
STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2009	Year Ended December 31, 2008	December 5, 2005 (Inception) to December 31, 2009

Cash flows from operating activities:
Net income (loss)	$(74,413)	$572,777	$886,401
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income on investments held in trust		(546,948)	(2,693,473)
Amortization of debt discount		146,250	146,250
Shares issued for services		2,726	2,726
Change in operating assets and liabilities:
Decrease (increase) in prepaid expenses		8,955	(1,982)
Decrease (increase) in deferred tax asset		29,900	-
(Decrease) increase in accounts payable and accrued
expenses	(1,373)	(674,641)	4,400
Increase in accrued interest due to related party	10,846	1,151	11,997
(Decrease) increase in income taxes payable		(29,900)	-
Increase in deferred interest		211,828	640,916
Net cash used in operating activities	(64,940)	(277,902)	(1,002,765)

Cash flows from investing activities:
Purchase of treasury bills held in trust	-	-	(15,485,695)
Purchase of municipal securities held in trust	-	-	(30,809,507)
Sale/maturity of treasury bills held in trust	-	-	15,613,788
Sale of municipal securities held in trust	-	-	31,176,329
Purchase of Pennsylvania municipal securities held in trust	-	-	(39,005,118)
Redemption of Pennsylvania municipal securities held in trust	-	41,203,675	41,203,675
Distribution of trust assets to public shareholders		(41,128,675)	(41,128,675)
Net cash provided by (used in) investing activities	-	75,000	(38,435,203)

Cash flows from financing activities:
Related party advance	20,000	-	20,000
Gross proceeds from initial public offering	-	-	41,400,000
Proceeds from convertible notes payable to stockholder	50,000	195,000	325,000
Repayment of note payable to stockholder	-	-	(80,000)
Proceeds from sale of shares of common stock to founding
stockholders	-	-	25,000
Proceeds from issuance of option	-	-	100
Proceeds from sale of insider units	-	-	1,000,002
Payment of costs of public offering	-	-	(3,244,468)
Net cash provided by financing activities	70,000	195,000	39,445,634

Net increase (decrease) in cash and cash equivalents	5,060	(7,902)	7,666
Cash and cash equivalents at beginning of period	2,606	10,508	-
Cash and cash equivalents at end of period	$7,666	$2,606	$7,666

Supplemental schedule of non-cash financing activity:
Deferred payment due to underwriter	$-	(952,200)	-

The accompanying notes should be read in conjunction with the financial statements.

ASCEND ACQUISITION CORP.
(a corporation in the development stage)
NOTES TO FINANCIAL STATEMENTS

1.  Organization and Business Operations

Ascend Acquisition Corporation (“the Company”) was incorporated in Delaware on December 5, 2005 as a blank check company whose objective was to acquire an operating business.

The registration statement for the Company’s initial public offering (“the Offering”) was declared effective May 11, 2006.  The Company consummated the Offering, including the over-allotment option, on May 17, 2006 and May 22, 2006, respectively, and received total net proceeds of approximately $37,203,000.  Substantially all of the net proceeds of the Offering were intended to be applied toward consummating a business combination with an operating business (“Business Combination”).  The Company was required to complete a Business Combination by May 17, 2008.  On April 28, 2008, the Company announced that it was abandoning its proposed Business Combination with e.PAK Resources (S) Pte. Ltd. (“ePAK”).  Accordingly, the Company faced mandatory liquidation.

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As of December 31, 2009, the Company has a working capital deficiency, has not generated revenues and has an accumulated deficit of $420,810 since inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents
The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents..

Fair Value of Financial Instruments
The Company’s financial instruments are cash and cash equivalents, accounts payable, and convertible notes payable. The recorded values of cash and cash equivalents and accounts payable approximate their fair values based on their short-term nature. The recorded values of the convertible notes payable approximates their fair value, as interest approximates market rates.

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

Stock-based compensation
The Company accounts for transactions in which we issue equity instruments to acquire goods or services from non-employees based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

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

Recently Issued Accounting Pronouncements
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168” or ASC 105). SFAS 168 (ASC 105) establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 (ASC 105) was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009, and interim periods within those fiscal years. The adoption of SFAS 168 (ASC 105) on July 1, 2009 did not impact the Company’s results of operations or financial condition.  The Codification did not change GAAP; however, it did change the way GAAP is organized and presented. As a result, these changes impact how companies reference GAAP in their financial statements and in their significant accounting policies. The Company implemented the Codification in this Report by providing references to the Codification topics alongside references to the corresponding standards.

In May 2009, the FASB issued SFAS No. 165 (ASC 855) entitled “Subsequent Events”. Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. SFAS No. 165 (ASC 855) provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP. SFAS No. 165 (ASC 855) is effective for interim or annual periods ending after June 15, 2009, and must be applied prospectively. The adoption of SFAS No. 165 (ASC 855) during the quarter ended September 30, 2009 did not have a significant effect on the Company’s financial statements as of that date or for the year-to-date period ended December 31, 2009.  In connection with preparing the accompanying audited financial statements as of December 31, 2009 and for the year ended December 31, 2009, management evaluated subsequent events through the date that such financial statements were issued (filed with the SEC).

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on their results of operations, financial position or cash flow.

ASCEND ACQUISITION CORP.
(a corporation in the development stage)
NOTES TO FINANCIAL STATEMENTS

3.  Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share.  The shares outstanding and the earnings per share have been adjusted retroactively for the 1 for 10 reverse stock split which occurred on September 23, 2008:

	Year Ended December 31, 2009	Year Ended December 31, 2008

Numerator: Net income (loss), basic	$(74,413)	$572,777

Numerator: Adjusted net income (loss), diluted	$(74,413)	$573,928

Denominator: Average common shares outstanding - basic	856,675	856,675

Denominator: Effective of dilutive securities (common stock warrants)		574,315

Denominator: Average common shares outstanding - diluted	856,675	1,430,990

Basic earnings (loss) per share	$(.09)	$.67

Diluted earnings (loss) per share	$(.09)	$.40

Diluted earnings (loss) per share includes the effect of the convertible notes payable to a related party (Note 5) that may be converted to 5,875,000 common shares.  Interest expense related to the notes for the years ended December 31, 2009 and 2008 of $10,846 and $1,151, respectively, is added back to net income for purposes of the calculation of diluted earnings per share, except for periods where losses are reported. For periods where losses are reported, adjustments that would decrease net loss or increase the weighted-average number of common shares outstanding due to the effect of common stock equivalents are excluded from the diluted loss per share calculation, because their inclusion would be anti-dilutive.

No computation for diluted earnings per share was prepared for the redeemable common stock purchase warrants to purchase 1,413,334 shares of common stock at $50.00 per share and the Option Units warrants to purchase 60,000 shares of common stock at $50.00 per share that were outstanding because the exercise prices of the warrants were in excess of the related market value.

ASCEND ACQUISITION CORP.
(a corporation in the development stage)
NOTES TO FINANCIAL STATEMENTS

4.  Stockholders’ Equity (Deficit)

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

The Company agreed to pay the underwriter in the Offering (“Underwriter”), an underwriting discount of 8% of the gross proceeds of the Offering and a non-accountable expense allowance of 1% of the gross proceeds of the Offering.  However, the Underwriter agreed that 2.3% of the underwriting discount ($952,200) would not be payable unless and until the Company completed a business combination and waived its right to receive such payment if the Company was unable to complete a business combination.  Since the acquisition of ePAK was abandoned in April 2008, the $952,200 deferred payment due to the underwriter was no longer payable and was reclassified to additional paid in capital during the year ended December 31, 2008.

In connection with the Offering, the Company also issued an option (“Option”), for $100, to the Underwriter to purchase 300,000 Units at an exercise price of $7.50 per Unit, expiring May 10, 2011.  The Units issuable upon exercise of the Option are identical to the Units sold in the Offering.  The Company has accounted for the fair value of the Option, inclusive of the receipt of the $100 cash payment, as an expense of the Offering that resulted in a charge directly to stockholders’ equity.  The Company estimated that, as of the date of issuance, the fair value of the Option was approximately $711,000 ($2.37 per Unit) using a Black-Scholes option-pricing model.  The fair value of the Option granted to the Underwriter was estimated using the following assumptions: (1) expected volatility of 46.56%, (2) risk-free interest rate of 4.31% and (3) expected life of 5 years.  The Option may be exercised for cash or on a "cashless" basis, at the holder's option, such that the holder may use the appreciated value of the Option (the difference between the exercise prices of the Option and the underlying Warrants and the market price of the Units and underlying securities) to exercise the option without the payment of any cash.

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

As of December 31, 2009, the Company had reserved 7,348,334 shares, comprised of 5,875,000 shares from the convertible notes payable, 1,413,334 shares from the Warrants and 60,000 shares from the Option Units warrants, of its authorized but unissued common stock for possible future issuance in connections with its Warrants and  Options described above, and its convertible note payable as described in Note 5.

ASCEND ACQUISITION CORP.
(a corporation in the development stage)
NOTES TO FINANCIAL STATEMENTS

A summary of stock warrant transactions follows:

	Warrants	Weighted Average Price

Outstanding as of December 31, 2007	14,733,348	$48.27
Granted	-	-
Cancelled or expired	—	—
Exercised	—	—

Outstanding as of December 31, 2008	14,733,348	48.27
Granted	-
Cancelled or expired	—	—
Exercised	—	—

Outstanding as of December 31, 2009	14,733,348	$48.27

Warrants outstanding and their relative exercise price at December 31, 2009 are as follows:

Exercise Price	Warrants	Remaining Life	Intrinsic Value (In-the-money) Warrants

$7.50	600,000	1.4 years	$-
$50.00	14,133,348	0.4 years	-

	14,733,348		$-

5.  Convertible Notes Payable to Related Party

On November 18, 2008, the Company issued a convertible promissory note (the “First Note”) to Don K. Rice, our sole officer and one of our directors, with a principal amount of $195,000.  The principal balance of the First Note includes the principal balance of an earlier promissory note executed on June 16, 2008, plus accrued interest and additional advances made by Mr. Rice thereafter.   The First Note is due and payable in full on demand, and bears interest at the rate of 5% per annum.  At any time prior to the payment in full of the entire balance of the First Note, Mr. Rice has the option of converting all or any portion of the unpaid balance of the First Note into shares of Ascend common stock at a conversion price equal to $0.04 per share, subject to adjustment upon certain events.  The conversion price was based on the then recent market prices and near non-liquidity of the Company’s common stock, the number of shares that would be issued and the effect that the sale of such shares would have on the market for the Company’s common stock, and the legal constraints on the sale of such shares.  Assuming no adjustment to the conversion price, if Mr. Rice converts the entire principal balance of the First Note, he would receive 4,875,000 shares of  the Company’s common stock.

ASCEND ACQUISITION CORP.
(a corporation in the development stage)
NOTES TO FINANCIAL STATEMENTS

The Company evaluated the terms of the Note and concluded that the First Note did not result in a derivative; however, the Company concluded that there was a beneficial conversion feature since the First Note was convertible into shares of common stock at a discount to the market value of the common stock.  The discount related to the beneficial conversion feature was valued at $146,250 at inception based on the intrinsic value of the discount.  The discount was fully amortized at December 31, 2008 due to the short-term nature of the First Note.    For the year ended December 31, 2008, $146,250 was charged to interest expense associated with the amortization of the debt discount resulting in an effective interest rate of approximately 77%.

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

The Company evaluated the terms of the Note and concluded that the Second Note did not result in a derivative and that there was not a beneficial conversion feature.

There was no cash paid for interest expense in 2009 or 2008.

6.  Income Taxes

The total provision for income taxes differs from that amount which would be computed by applying the U.S. Federal income tax rate to income before provision for income taxes as follow:

	For the year ended December 31,
	2009	2008

Statutory federal income tax rate	(34.0%)	34.0%
Permanent differences and other	-	(11.1%)
Change in valuation allowance	34.0%	(22.9%)
Effective income tax rate	-	-

The tax effect of temporary differences that give rise to the net deferred tax asset is as follows:

	December 31,
	2009	2008

Net operating loss	$299,900	$274,600
Valuation allowance	(299,900)	(274,600)
	$-	$-

No federal or state income taxes cash payments were made in 2009 or 2008.

ASCEND ACQUISITION CORP.
(a corporation in the development stage)
NOTES TO FINANCIAL STATEMENTS

At December 31, 2009, we had federal income tax net operating loss (NOL) carryforwards of approximately $800,000. The NOL carryforwards expire from 2026 through 2029. The value of these carryforwards depends on the Company’s ability to generate taxable income. The change in ownership in prior years and any future changes in ownership, as defined by federal income tax regulations, could significantly limit our ability to utilize our net operating loss carryforwards. Additionally, because federal tax laws limit the time during which the net operating loss carryforwards may be applied against future taxes, if we fail to generate taxable income prior to the expiration dates we may not be able to fully utilize the net operating loss carryforwards to reduce future income taxes. We have had cumulative losses and there is no assurance of future taxable income, therefore, valuation allowances have been recorded to fully offset the deferred tax asset at December 31, 2009 and 2008. The valuation allowance increased by $25,300 in 2009 as a result of the taxable loss for 2009. The valuation allowance decreased by $220,400 in 2008 as a result of previously recognized deferred tax assets for deferred expenses being reversed as a result of the Company being released from those obligations during 2008.

7.  Gain on Debt Extinguishment

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

8.  Related Party Transactions

In August 2009, the Company executed a convertible promissory note (the “Second Note”) to Don K. Rice, with a principal amount of $50,000 (see Note 5).

During the fourth quarter 2009, Don K. Rice advanced an additional $20,000 to meet the Company’s operating obligations. The advance was non-interest bearing, unsecured and due on demand. (See Note 6 regarding subsequent developments regarding this advance.)

9.  Subsequent Events

In February 2010, Don K Rice, an officer and a director of the Company, advanced an additional $10,000 to the Company in order for it to meet its operating expenses. The advance was non-interest bearing, unsecured and due on demand.

In March 2010, the Company issued a convertible promissory note (the “Third Note”) to Don K. Rice, with a principal amount of $30,000.  The principal balance of the Third Note includes the additional advances made by Mr. Rice during the fourth quarter of 2009 through February 2010.  The Third Note is due and payable in full on demand and bears interest at the rate of 5% per annum.  At any time prior to the payment in full of the entire balance of the Third Note, Mr. Rice has the option of converting all or any portion of the unpaid balance of the Third Note into shares of the Company’s common stock at a conversion price equal to $0.06 per share, subject to adjustment upon certain events.  The conversion price was based on the market price.  Assuming no adjustment to the conversion price, if Mr. Rice converts the entire principal balance of the Third Note, he would receive 500,000 shares of the Company’s common stock.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

McGladrey & Pullen, LLP (“M&P”) served as our independent registered public accounting firm to audit our financial statements for the fiscal year ended December 31, 2007 and the first half of 2008.  M&P provided services in the year 2007 through its affiliate, Goldstein Golub Kessler LLP (“GGK”). In November 2008 we dismissed M&P as our independent registered public accounting firm, and we engaged Malone & Bailey, PC (“M&B”).  Then in January 2009, because our audit partner at M&B resigned from M&B and accepted a position at GBH CPAs, PC ("GBH"), we engaged GBH as our independent registered public accounting firm to audit our financial statements for the fiscal year ended December 31, 2008.   Pursuant to Item 304(b) of Regulation S-K, there has been no disagreement or any reportable event that would require additional disclosure in this Form 10-K.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009. The evaluation was conducted under the supervision and with the participation of management, including our chief executive officer. Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including the chief executive officer, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of disclosure controls and procedures includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report that is set forth below.

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

Our chief executive officer has concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management, that as of December 31, 2009, our disclosure controls and procedures were not effective due to the material weaknesses described in Management's Report on Internal Control over Financial Reporting below.

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

Our management, including the chief executive officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2009, based on the framework defined in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Management's assessment of the control environment included all significant locations and subsidiaries.

Material Weaknesses

Based on our evaluation under COSO, management concluded that our internal control over financial reporting was not effective as of December 31, 2009, due to control deficiencies in three areas that we believe should be considered material weaknesses. A material weakness is defined within the Public Company Accounting Oversight Board's Auditing Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

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

3)	The company did not institute, as of December 31, 2009, a whistle-blower policy and procedure as required by Section 301 of the Sarbanes-Oxley Act.

Management will draft a whistle-blower policy in conjunction with expanded governance policies and will compile specific procedures for management and directors to independently investigate and resolve any issues or concerns raised when the acquisition of an operating company has been completed.

Limitations on Effectiveness of Controls and Procedures

Our management, including our chief executive officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our company's internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during its fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect its internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Don K. Rice	61	Chairman of the Board, Chief Executive Officer, President and Treasurer

Stephen L. Brown	71	Director

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

Our board of directors is divided into two classes with only one class of directors being elected in each year and each class serving a three-year term.  The term of office of the second class of directors, consisting of Stephen L. Brown, will expire at the second annual meeting.  The term of the third class of directors, consisting of Don K. Rice, will expire at the third annual meeting.

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

Based solely on copies of such forms received or written representations from certain Reporting Persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2009, all filing requirements applicable to the Reporting Persons were complied with.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of March 25, 2010, 856,675 shares of our common stock were issued and outstanding. The table set forth below contains information regarding the beneficial ownership of our common stock as of March 25, 2010, by:

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

	Amount
	and Nature		Percentage
	of Beneficial		of Outstanding
Name and of Beneficial Owner(1)	Ownership		Common stock

Don K. Rice	6,592,979	(2)	91.2%

Stephen L. Brown (3)	10,286		1.2%

Satellite Asset Management, L.P. (5)	49,653		5.8%

Alan Gelband (6)	66,345		7.7%

All directors and executive officers as a group (three individuals) (7)	6,603,265	(8)	91.3%

(1)	Unless otherwise indicated, the business address of each of the individuals is 435 Devon Park Drive, Building 700, Wayne, Pennsylvania 19087.
(2)
Includes 217,979 shares owned outright and 6,375,000 shares that may be acquired pursuant to the conversion of convertible promissory notes that are currently convertible.  Does not include warrants to purchase 95,333 shares, which warrants are not exercisable and will not become exercisable within 60 days.

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

(6)
The business address of Alan Gelband is 750 Third Avenue, 21st Floor, New York, NY  10017.  The information contained in this line of the table and this footnote is derived from a Schedule 13G filed with the SEC on October 6, 2008.

(7)	Includes Messrs. Rice and Brown.
(8)
Includes 228,265 shares owned outright and 6,375,000 shares that may be acquired pursuant to the conversion of convertible promissory notes that are currently convertible.  Does not include warrants to purchase 95,333 shares, which warrants are not exercisable and will not become exercisable within 60 days.

Mr. Rice is our “promoter” as that term is defined under the Federal securities laws.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

On November 18, 2008, we issued a convertible promissory note (the “First Note”) to Don K. Rice,  our sole officer and one of our directors, with a principal amount of $195,000.  The principal balance of the First Note includes the principal balance of an earlier promissory note executed on June 16, 2008, plus accrued interest and additional advances made by Mr. Rice thereafter.   The First Note is due and payable in full on demand, and bears interest at the rate of 5% per annum.  At any time prior to the payment in full of the entire balance of the First Note, Mr. Rice has the option of converting all or any portion of the unpaid balance of the First Note into shares of Ascend common stock at a conversion price equal to $0.04 per share, subject to adjustment upon certain events.  The conversion price was based on the then recent market prices and near non-liquidity of our common stock, the number of shares that would be issued and the effect that the sale of such shares would have on the market for our common stock, and the legal constraints on the sale of such shares.  Assuming no adjustment to the conversion price, if Mr. Rice converts the entire principal balance of the First Note, he would receive 4,875,000 shares of Ascend common stock.

In addition, in August 2009, we executed a convertible promissory note (the “Second Note”) to Don K. Rice, with a principal amount of $50,000.  The principal balance of the Second Note includes the additional advances made by Mr. Rice during 2009.  The Second Note is due and payable in full on demand, and bears interest at the rate of 5% per annum.  At any time prior to the payment in full of the entire balance of the Second Note, Mr. Rice has the option of converting all or any portion of the unpaid balance of the Second Note into shares of our company’s common stock at a conversion price equal to $0.05 per share, subject to adjustment upon certain events.  The conversion price was based on the  market price.  Assuming no adjustment to the conversion price, if Mr. Rice converts the entire principal balance of the Second Note, he would receive 1,000,000 shares of Ascend common stock.

During the fourth quarter 2009, Don K. Rice, an officer and a director of our company, advanced an additional $20,000 to us for operational purposes.  On February 3, 2010, Don K Rice advanced an additional $10,000 to our company in order for it to meet its operating expenses.

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

Independence of Directors

Nasdaq rules require that a board of directors be comprised of a majority of independent directors. We adhere to the rules of Nasdaq in determining whether a director is independent. Our board of directors also will consult with counsel to ensure that the board’s determinations are consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors. Nasdaq listing standards define an “independent director” generally as a person, other than an officer of a company, who does not have a relationship with the company that would interfere with the director’s exercise of independent judgment.  We have determined that currently we do not have a director who would be considered “independent” in accordance with Nasdaq rules

Item 14.  Principal Accountant Fees and Services.

In January 2009, we engaged GBH as our independent registered public accounting firm to audit our financial statements for the fiscal year ended December 31, 2008. GBH also audited our financial statements for the fiscal year ended December 31, 2009.

Audit Fees

We paid GBH approximately $13,000 and $5,000 in fees for audit and review services during the years ended December 31, 2009 and 2008, respectively. We paid Malone & Bailey, approximately $0 and $11,000 in fees for audit and review services during the years ended December 31, 2009 and 2008, respectively. We paid McGladrey & Pullen, LLP (formerly Goldstein Golub Kessler LLP), approximately $0 and $18,000 in fees for audit and review services during the years ended December 31, 2009 and 2008, respectively

Tax Fees

We did not pay our principal accountants any fees during the years ended December 31, 2009 and December 31, 2008 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Not Applicable.

Audit Committee Approval

We currently do not have an audit committee.  However, our board of directors has approved the services described above.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following Exhibits are filed as part of this report.

Exhibit No.	Description

3.1	Second Amended and Restated Certificate of Incorporation. (1)

3.2	By-laws. (2)

4.1	Specimen Unit Certificate. (2)

4.2	Specimen Common Stock Certificate. (2)

4.3	Specimen Warrant Certificate. (2)

4.4	Form of Unit Purchase Option. (3)

4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant. (2)

4.6	Warrant Clarification Agreement, dated December 31, 2006, between the Registrant and Continental Stock Transfer & Trust Company. (3)

10.1	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders. (2)

10.2	Convertible Promissory Note dated November 18, 2008 in the original principal amount of $195,000 executed by the Company in favor of Don K. Rice. (4)

10.3	Convertible Promissory Note dated August 7, 2009 in the original principal amount of $50,000 executed by the Company in favor of Don K. Rice. (5)

10.4	Convertible Promissory Note dated March 16, 2010in the original principal amount of $30,000 executed by the Company in favor of Don K. Rice (6)

31	Certification of Chairman, Chief Executive Officer and President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)  Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 and filed with the SEC on March 31, 2009.
(2)  Incorporated by reference to the Registrant’s Registration Statement on Form S-1 or amendments thereto (SEC File No. 333-131529).
(3)  Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 31, 2006 and filed with the SEC on January 3, 2007.
(4)  Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 12, 2008 and filed with the SEC on November 18, 2008.
(5)  Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 5, 2009 and filed with the SEC on August 7, 2009.
(6)  Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 16, 2010 and filed with the SEC on March 18, 2010.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASCEND ACQUISITION CORP.

Date: March 25, 2010	By:	/s/ Don K. Rice
Don K. Rice Chairman of the Board, Chief Executive Officer, President and Treasurer

In accordance with the Exchange Act, this report had been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date: March 25, 2010	By:	/s/ Don K. Rice
Don K. Rice Chairman of the Board, Chief Executive Officer, President and Treasurer (Principal executive and financial and accounting officer)

Date: March 25, 2010	By:	/s/ Stephen L. Brown
Stephen L. Brown Director