Form 10-Q
period 2010-03-31
Ascend Acquisition Corp.
filed 2010-05-10
CIK 1350773

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:    856,675 common shares as of May 10, 2010

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ASCEND ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED BALANCE SHEETS
(UNAUDITED)

	March 31, 2010	December 31, 2009

ASSETS
Current assets:
Cash and cash equivalents	$10,519	$7,666
Prepaid expenses	1,982	1,982
Total current assets	12,501	9,648
Total assets	$12,501	$9,648

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$3,088	$4,400
Advances from related party	10,000	20,000
Convertible notes payable to related party	275,000	245,000
Accrued interest on convertible note payable to related party	15,343	11,997
Total current liabilities	303,431	281,397
Total liabilities	303,431	281,397

Stockholders’ Deficit:
Preferred stock, $.0001 par value, authorized 1,000,000 shares;
none issued	-	-
Common stock, $.0001 par value, authorized 300,000,000 shares
and issued and outstanding 856,675 shares	86	86
Additional paid-in capital	148,976	148,976
Accumulated deficit during the development stage	(439,992)	(420,811)
Total stockholders’ deficit	(290,930)	(271,749)

Total liabilities and stockholders’ deficit	$12,501	$9,648

See accompanying notes to unaudited condensed financial statements.

ASCEND ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED STATEMENTS OF EXPENSES
(UNAUDITED)

	Three Months Ended March 31,		December 5, 2005 (Inception) to March 31,
	2010	2009	2010

General and administrative expenses	$15,835	$22,917	$1,926,907

Operating loss	(15,835)	(22,917)	(1,926,907)

Other income (expense):
Interest income	-	-	12,689
Interest on trust fund investment	-	-	2,052,557
Interest expense	(3,346)	(2,404)	(163,716)
Gain on extinguishment of debt	-	-	892,597
Total other income (expense)	(3,346)	(2,404)	2,794,127

Income (loss) before income taxes	(19,181)	(25,321)	867,220

Income tax benefit	-	-	-

Net income (loss)	$(19,181)	$(25,321)	$867,220

Weighted average shares of common
stock outstanding
Basic	856,675	856,675
Diluted	856,675	856,675

Earnings (loss) per common share
Basic	$(.02)	$(.03)
Diluted	$(.02)	$(.03)

See accompanying notes to unaudited condensed financial statements.

ASCEND ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,		December 5, 2005 (Inception) to March 31,
	2010	2009	2010

Cash flows from operating activities:
Net income (loss)	$(19,181)	$(25,321)	$867,220
Adjustments to reconcile net loss to net cash used in
operating activities:
Interest income on investments held in trust	-	-	(2,052,557)
Amortization of debt discount	-	-	146,250
Shares issued for service	-	-	2,726
Change in operating assets and liabilities:
Prepaid expenses and other receivables	-	-	(1,982)
Accounts payable and accrued expenses	(1,312)	4,451	3,088
Accrued interest due to related party	3,346	2,404	15,343
Net cash used in operating activities	(17,147)	(18,466)	(1,019,912)

Cash flows from investing activities:
Purchase of treasury bills held in trust	-	-	(15,485,695)
Purchase of municipal securities held in trust	-	-	(30,809,507)
Sale/maturity of treasury bills held in trust	-	-	15,613,788
Sale of municipal securities held in trust	-	-	31,176,329
Purchase of Pennsylvania municipal securities held in trust	-	-	(39,005,118)
Redemption of Pennsylvania municipal securities held in trust	-	-	41,203,675
Distribution of trust assets to public shareholders	-	-	(41,128,675)
Net cash provided by (used in) investing activities	-	-	(38,435,203)

Cash flows from financing activities:
Gross proceeds from initial public offering	-	-	41,400,000
Proceeds from advances and convertible notes payable to stockholder	20,000	20,000	365,000
Repayment of advances and convertible note payable to stockholder	-	-	(80,000)
Proceeds from sale of shares of common stock to founding stockholders	-	-	25,000
Proceeds from issuance of option	-	-	100
Proceeds from sale of insider units	-	-	1,000,002
Payment of costs of public offering	-	-	(3,244,468)
Net cash provided by financing activities	20,000	20,000	39,465,634

Net increase (decrease) in cash and cash equivalents	2,853	1,534	10,519
Cash and cash equivalents at beginning of period	7,666	2,606	-
Cash and cash equivalents at end of period	$10,519	$4,140	$10,519

Supplemental schedule of non-cash financing activity (No interest or income and 2009 and from inception to March 31, 2010): tax cash payments were made for the three months ended March 31, 2010

Conversion of related party advances into convertible notes payable	$20,000	$-	$20,000
Reversal of costs of public offering (deferred payment to underwriter)	$-	$(952,200)	$-

See accompanying notes to unaudited condensed financial statements.

ASCEND ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.  Basis of Presentation

The condensed financial statements at March 31, 2010 and for the three month periods ended March 31, 2010 and 2009 and for the period from December 5, 2005 (inception) to March 31, 2010 are unaudited and include the accounts of Ascend Acquisition Corp. (a corporation in the development stage) (“the Company”).  The condensed balance sheet at December 31, 2009 has been derived from the audited financial statements included in the Company’s 10-K filed on March 26, 2010.

In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of the Company as of March 31, 2010 and the results of its operations and its cash flows for the three month period ended March 31, 2010 and 2009. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year.

The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.

The Company does not expect the accounting standards or interpretations issued or recently adopted to have a material impact on the Company’s consolidated financial position, operations or cash flows.

2.  Organization and Business Operations

The Company was incorporated in Delaware on December 5, 2005 as a blank check company whose objective is to acquire an operating business.

The current primary activity of the Company involves seeking a company or companies that it can acquire or with which it can merge. The Company’s plans are now only in an early stage.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As of March 31, 2010, the Company has a working capital deficiency, has not generated operating revenues and has accumulated losses since inception. The continuation of the Company as a going concern is dependent upon the continued financial support from the largest beneficial owner of the Company’s outstanding stock (who also is one of the Company’s officers and directors), the ability of the Company to obtain necessary debt or equity financing to continue operations, or the acquisition of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

3.  Note payable to related party

On November 18, 2008, the Company issued a convertible promissory note (the “First Note”) to Don K. Rice,  our sole officer and one of our directors, with a principal amount of $195,000.  The principal balance of the First Note includes the principal balance of an earlier promissory note executed on June 16, 2008, plus accrued interest and additional advances made by Mr. Rice thereafter.   The First Note is due and payable in full on demand, and bears interest at the rate of 5% per annum.  At any time prior to the payment in full of the entire balance of the First Note, Mr. Rice has the option of converting all or any portion of the unpaid balance of the First Note into shares of Ascend common stock at a conversion price equal to $0.04 per share, subject to adjustment upon certain events.  The conversion price was based on the then recent market prices and near non-liquidity of our common stock, the number of shares that would be issued and the effect that the sale of such shares would have on the market for our common stock, and the legal constraints on the sale of such shares.  Assuming no adjustment to the conversion price, if Mr. Rice converts the entire principal balance of the First Note, he would receive 4,875,000 shares of Ascend common stock.   The Company evaluated the terms of the First Note and concluded that the First Note did not result in a derivative; however, the Company concluded that there was a beneficial conversion feature since the First Note was convertible into shares of common stock at a discount to the market value of the common stock.  The discount related to the beneficial conversion feature was valued at $146,250 at inception based on the intrinsic value of the discount.  The discount was fully amortized at December 31, 2008 due to the short-term nature of the First Note.  For the year ended December 31, 2008, $146,250 was charged to interest expense associated with the amortization of the debt discount resulting in an effective interest rate of approximately 77%.

In August 2009, the Company executed a convertible promissory note (the “Second Note”) to Don K. Rice, with a principal amount of $50,000.  The principal balance of the Second Note includes the additional advances made by Mr. Rice during 2009.  The Second Note is due and payable in full on demand, and bears interest at the rate of 5% per annum.  At any time prior to the payment in full of the entire balance of the Second Note, Mr. Rice has the option of converting all or any portion of the unpaid balance of the Second Note into shares of the Company’s common stock at a conversion price equal to $0.05 per share, subject to adjustment upon certain events.  The conversion price was based on the  market price.  Assuming no adjustment to the conversion price, if Mr. Rice converts the entire principal balance of the Second Note, he would receive 1,000,000 shares of Ascend common stock.  The Company evaluated the terms of the Second Note and concluded that the Second Note did not result in a derivative and that there was not a beneficial conversion feature.

In March 2010, the Company issued a convertible promissory note (the “Third Note”) to Don K. Rice, with a principal amount of $30,000.  The principal balance of the Third Note includes the additional advances made by Mr. Rice during the fourth quarter of 2009 through February 2010.  The Third Note is due and payable in full on demand and bears interest at the rate of 5% per annum.  At any time prior to the payment in full of the entire balance of the Third Note, Mr. Rice has the option of converting all or any portion of the unpaid balance of the Third Note into shares of the Company’s common stock at a conversion price equal to $0.06 per share, subject to adjustment upon certain events.  The conversion price was based on the market price.  Assuming no adjustment to the conversion price, if Mr. Rice converts the entire principal balance of the Third Note, he would receive 500,000 shares of the Company’s common stock.  The Company evaluated the terms of the Third Note and concluded that the Third Note did not result in a derivative and that there was not a beneficial conversion feature.

4.  Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Quarter Ended March 31, 2010	Quarter Ended March 31, 2009

Numerator: Net income (loss), basic	$(19,181)		$(25,321)

Numerator: Adjusted net income (loss), Diluted	$(19,181)		$(25,321)

Denominator: Average common shares outstanding – basic	856,675		856,675

Denominator: Average common shares outstanding – diluted	856,675		856,675

Basic earnings (loss) per share	$(.02)	$	( .03)

Diluted earnings (loss) per share	$(.02)	$	(. 03)

For periods where losses are reported, adjustments that would decrease net loss or increase the weighted-average number of common shares outstanding due to the effect of common stock equivalents are excluded from the diluted loss per share calculation, because their inclusion would be anti-dilutive.  Diluted loss per share does not include the effect of the convertible notes payable to a related party that may be converted to 6,375,000 common shares; the related interest expense for the periods ended March 31, 2010 and 2009 of $3,346 and $2,404, respectively, is also excluded from the calculation of diluted loss per share, since their inclusion would be anti-dilutive.  Additionally, diluted loss per share excludes the redeemable common stock purchase warrants to purchase 1,473,334 shares of common stock at $50.00 per share  because the exercise price of the warrants were in excess of the related market value and their inclusion would be anti-dilutive.

5. Subsequent Events

In May 2010, Don K. Rice, our sole officer and one of our directors, advanced an additional $10,000 to the Company in order for it to meet its operating expenses.

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

General

We were formed on December 5, 2005 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with a currently unidentified operating business.  The registration statement for our initial public offering ("the Offering") was declared effective May 11, 2006.  On May 17, 2006, we sold 6,000,000 units in the Offering and on May 22, 2006, we sold 900,000 units in the Offering. The total units sold of 6,900,000 include all of the 900,000 units subject to the underwriters’ overallotment option.  Each of our units originally consisted of one share of our common stock, $.0001 par value per share, and two redeemable common stock purchase warrants.  Each warrant originally entitled the holder to purchase from us one share of common stock at an exercise price of $5.00. All of these warrants expired unexercised on May 10, 2010.  We received net proceeds of approximately $37,203,000 from the Offering.  All activity from December 5, 2005 through May 17, 2006 related to our formation and initial public offering.

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

*
to effect a one-for-ten reverse stock split of our common stock, in which every 10 shares of Common Stock outstanding as of the effective date of the amendment were converted into one share of Common Stock.

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

Results of Operations

Quarter Ended March 31, 2010 Compared to the Quarter Ended March 31, 2009

General and administrative expenses for the quarter ended March 31, 2010 were $15,835 compared to $22,917 for the quarter ended March 31, 2009, a decrease of $7,082.  Legal and professional fees amounted to $8,500 during the first quarter of 2010 compared to $13,100 during the first quarter of 2009.  The quarter ended March 31, 2009 included audit, accounting and legal fees related to the 2008 audit, which had more fees due to the audit of the Company’s dissolution of its trust fund.  The quarter ended March 31, 2010 included audit, accounting and legal fees related to the 2009 audit, which had less fees due to the Company operating as a shell company.  Insurance expense for first quarter of 2010 amounted to $4,163 compared to $6,046 during the first quarter of 2009.  Other operating expenses totaled $3,172 during the first quarter of 2010 compared to $3,771 during the first quarter of 2009, a decrease of $599.

During the first quarter of 2010 and 2009, we owed certain outstanding amounts borrowed from Don K. Rice, our sole officer and one of our directors.   In the first quarter of 2010, $3,346 of interest expense was recorded on these loans compared to $2,404 accrued in the first quarter of 2009.

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year.  Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  As of March 31, 2010, the Company has a working capital deficiency, has not generated operating revenues and has accumulated losses since inception.  The continuation of the Company as a going concern is dependent upon the continued financial support from the largest beneficial owner of the Company’s outstanding stock (who also is one of the Company’s officers and directors), the ability of the Company to obtain necessary debt or equity financing to continue operations, or the acquisition of profitable operations.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Off-balance Sheet Arrangements

Options and warrants issued in conjunction with our initial public offering are equity-linked financial instruments and, accordingly, represent off-balance sheet arrangements.  The options and warrants are not accounted for as derivatives, but instead are accounted for as equity.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010. The evaluation was conducted under the supervision and with the participation of management, including our chief executive officer. Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including the chief executive officer, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of disclosure controls and procedures includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report that is set forth in our Annual Report on Form 10-K.

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

Our chief executive officer has concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management required by Rules 13a-15 and 15d-15 under the Exchange Act, that as of March 31, 2010, our disclosure controls and procedures were not effective due to the material weaknesses described in Management's Report on Internal Control over Financial Reporting contained in the Company’s 2009 Annual Report on Form 10-K.

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

There have not been any changes in the Company's internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during its first fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect its internal control over financial reporting.

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

ASCEND ACQUISITION CORP.

By: /s/ Don K. Rice
Chairman of the Board, Chief Executive Officer, President and Treasurer (Principal executive officer and principal financial and accounting officer)
Date: May 10, 2010