Form 10-Q
period 2010-06-30
Ascend Acquisition Corp.
filed 2010-08-11
CIK 1350773

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:    856,675 common shares as of August 10,2010

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ASCEND ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	June 30, 2010	December 31, 2009

ASSETS
Current assets:
Cash and cash equivalents	$520	$7,666
Prepaid expenses	1,982	1,982
Total current assets	2,502	9,648
Total assets	$2,502	$9,648

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities Accounts payable and accrued expenses	$9,650	$4,400
Advances from related party	20,000	20,000
Convertible notes payable to related party	275,000	245,000
Accrued interest on convertible note payable to related party	18,967	11,997
Total current liabilities	323,617	281,397
Total liabilities	323,617	281,397

Stockholders’ Deficit:
Preferred stock, $.0001 par value, authorized 1,000,000 shares; none issued	-	-
Common stock, $.0001 par value, authorized 300,000,000 shares and issued and outstanding 856,675 shares	86	86
Additional paid-in capital	148,976	148,976
Accumulated deficit during the development stage	(470,177)	(420,811)
Total stockholders’ deficit	(321,115)	(271,749)

Total liabilities and stockholders’ deficit	$2,502	$9,648

See accompanying notes to unaudited condensed consolidated financial statements.

ASCEND ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED CONSOLIDATED STATEMENTS OF EXPENSES
(UNAUDITED)

	Three Months Ended June30,		Six Months Ended June 30,			December 5, 2005 (Inception) to June 30,
	2010	2009	2010	2009		2010

General and administrative expenses	$26,561	$15,331	$42,396	$38,248		$1,953,468

Operating loss	(26,561)	(15,331)	(42,396)	(38,248)		(1,953,468)

Other income (expense):
Interest income	-	-	-	-		12,689
Interest on trust fund investment	-	-	-	-		2,052,557
Interest expense	(3,624)	(2,431)	(6,970)	(4,835)		(167,340)
Gain on extinguishment of debt	-	-	-	-		892,597
Total other income (expense)	(3,624)	(2,431)	(6,970)	(4,835)		2,790,503

(Loss) income before income taxes	(30,185)	(17,762)	(49,366)	(43,083)		837,035

Income tax benefit	-	-	-	-		-

Net (loss) income	$(30,185)	$(17,762)	$(49,366)	(43,083	) (	$837,035

Weighted average shares of common
stock outstanding
Basic	856,675	856,675	856,675	856,675
Diluted	856,675	856,675	856,675	856,675

(Loss) per common share Basic	$(.04)	$(.02)	$(.06)	$(.05)
Diluted	$(.04)	$(.02)	$(.06)	$(.05)

See accompanying notes to unaudited condensed consolidated financial statements.

ASCEND ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,		December 5, 2005 (Inception) to June 30,
	2010	2009	2010
Cash flows from operating activities:
Net income (loss)	$(49,366)	$(43,083)	$837,035
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income on investments held in trust	-	-	(2,052,557)
Amortization of debt discount	-	-	146,250
Shares issued for service	-	-	2,726
Change in operating assets and liabilities:
Prepaid expenses and other receivables	-	-	(1,982)
Accounts payable and accrued expenses	5,250	(884)	9,650
Accrued interest due to related party	6,970	4,835	18,967
Net cash used in operating activities	(37,146)	(39,132)	(1,039,911)

Cash flows from investing activities:
Purchase of treasury bills held in trust	-	-	(15,485,695)
Purchase of municipal securities held in trust	-	-	(30,809,507)
Sale/maturity of treasury bills held in trust	-	-	15,613,788
Sale of municipal securities held in trust	-	-	31,176,329
Purchase of Pennsylvania municipal securities held in trust	-	-	(39,005,118)
Redemption of Pennsylvania municipal securities held in trust	-	-	41,203,675
Distribution of trust assets to public shareholders	-	-	(41,128,675)
Net cash provided by (used in) investing activities	-	-	(38,435,203)

Cash flows from financing activities:
Gross proceeds from initial public offering	-	-	41,400,000
Proceeds from note payable to stockholder	30,000	40,000	375,000
Repayment of note payable to stockholder	-	-	(80,000)
Proceeds from sale of shares of common stock to founding stockholders	-	-	25,000
Proceeds from issuance of option	-	-	100
Proceeds from sale of insider units	-	-	1,000,002
Payment of costs of public offering	-	-	(3,244,468)
Net cash provided by financing activities	30,000	40,000	39,475,634

Net increase (decrease) in cash and cash equivalents	(7,146)	868	520
Cash and cash equivalents at beginning of period	7,666	2,606	-
Cash and cash equivalents at end of period	$520	$3,474	$520

Supplemental schedule of non-cash financing activity (No interest or income tax cash payments were made for the six months ended June 30, 2010 and 2009 and from inception to June 30, 2010):

Conversion of related party advances into convertible notes payable	$20,000	$-	$20,000

See accompanying notes to unaudited condensed consolidated financial statements.

ASCEND ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

The condensed consolidated financial statements at June 30, 2010 and for the six and three month periods ended June 30, 2010 and 2009 and for the period from December 5, 2005 (inception) to June 30, 2010 are unaudited and include the accounts of Ascend Acquisition Corp. (a corporation in the development stage) (“the Company”).  The condensed consolidated balance sheet at December 31, 2009 has been derived from the audited financial statements included in the Company’s 10-K filed on March 26, 2010.

In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the consolidated financial position of the Company as of June 30, 2010 and the results of their operations and their cash flows for the six month period ended June 30, 2010 and 2009. Operating results for the interim period presented are not necessarily an indication of the results to be expected for a full year.

The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.

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

These condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As of June 30, 2010, the Company had a working capital deficiency, had not generated operating revenues and had accumulated losses since inception. The continuation of the Company as a going concern is dependent upon the continued financial support from the largest beneficial owner of the Company’s outstanding stock (who also is one of the Company’s officers and directors), the ability of the Company to obtain necessary debt or equity financing to continue operations, or the acquisition of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

4.  Earnings (Loss) per Share

The following table sets forth the computation of basic and diluted earnings per share.  The shares outstanding and the earnings per share have been adjusted retroactively for the 1 for 10 reverse stock split which occurred on September 23, 2008:

	Quarter Ended June 30, 2010	Quarter Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009

Numerator: Net loss, basic	$(30,185)	$(17,762)	$(49,366)		$(43,083)

Numerator: Net loss, Diluted	$(30,185)	$(17,762)	$(49,366)		$(43,083)

Denominator: Average common shares outstanding – basic	856,675	856,675	856,675		856,675

Denominator: Average common shares outstanding – diluted	856,675	856,675	856,675		856,675

Basic loss per share	$(.04)	$(.02)	$(.06)	$	( .05)

Diluted loss per share	$(.04)	$(.02)	$(.06)	$	(. 05)

For periods where losses are reported, adjustments that would decrease net loss or increase the weighted-average number of common shares outstanding due to the effect of common stock equivalents are excluded from the diluted loss per share calculation, because their inclusion would be anti-dilutive.  Diluted loss per share does not include the effect of the convertible notes payable to a related party that may be converted to 6,375,000 common shares; the related interest expense for the three month and six month periods ended June 30, 2010 and 2009 of $3,624 and $2,431 and $6,970 and $4,835, respectively, is also excluded from the calculation of diluted loss per share, since their inclusion would be anti-dilutive.  Additionally, diluted loss per share excludes the redeemable common stock purchase warrants to purchase 60,000 shares of common stock at $7.50 per share  because the exercise price of the warrants were in excess of the related market value and their inclusion would be anti-dilutive.

5. Advances from Related Party

In May 2010, Don K. Rice, an officer and a director of the Company, advanced $10,000 to the Company in order for it to meet its operating expenses.  The advance was non-interest bearing, unsecured and due on demand.  (See Note 6 regarding subsequent events regarding an additional advance.)

6. Subsequent Events

In July 2010, Don K. Rice, an officer and director of the Company advanced an additional $10,000 to the Company in order for it to meet its operating expenses.  The advance was non-interest bearing, unsecured and due on demand.

On June 7, 2010, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Longhorn Mergerco, LLC, a Delaware limited liability company and a wholly owned subsidiary of the Company (the “Subsidiary ”), The Washington Special Opportunity Fund, LLC, a Delaware limited liability company (the “Domestic Fund”), and Patriot Investment Management, LLC, a Delaware limited liability company (“Patriot”).  Pursuant to the Merger Agreement, the Company had agreed to acquire, through the Subsidiary, 100% of the assets and assume all of the liabilities of the Domestic Fund in a transaction in which control of the Company would have changed (the “Merger Transactions”).  Consummation of the Merger Transactions was subject to, among other customary closing conditions, the consent of a majority in interest of the Members of the Domestic Fund.  The Domestic Fund was not able to obtain the foregoing consent, and the Merger Agreement (as amended) terminated on July 31, 2010

Item 2. Management’s Discussion and Analysis.

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

On June 7, 2010, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Longhorn Mergerco, LLC, a Delaware limited liability company and a wholly owned subsidiary of ours (the “Subsidiary ”), The Washington Special Opportunity Fund, LLC, a Delaware limited liability company (the “Domestic Fund”), and Patriot Investment Management, LLC, a Delaware limited liability company (“Patriot”).  Pursuant to the Merger Agreement, we had agreed to acquire, through the Subsidiary, 100% of the assets and assume all of the liabilities of the Domestic Fund in a transaction in which control of us would have changed (the “Merger Transactions”).  Consummation of the Merger Transactions was subject to, among other customary closing conditions, the consent of a majority in interest of the Members of the Domestic Fund.  The Domestic Fund was not able to obtain the foregoing consent, and the Merger Agreement (as amended) terminated on July 31, 2010.

Results of Operations

Quarter Ended June 30, 2010 Compared to the Quarter Ended June 30, 2009

General and administrative expenses for the quarter ended June 30, 2010 were $26,561 compared to $15,331 for the quarter ended June 30, 2009, an increase of $11,230.  Legal and professional fees amounted to $20,500 during the second quarter of 2010 compared to $7,344 during the second quarter of 2009, an increase of $13,156.  This increase is due to the legal services rendered on behalf of the Company with respects to the proposed Merger Transactions described above. Other operating expenses (including bank charges, insurance and office) totaled $6,061 during the second quarter of 2010 compared to $7,987 during the second quarter of 2009, a decrease of $1,925.

During the second quarter of 2010 and 2009, we had convertible notes payable outstanding to Don K. Rice, our sole officer and one of our directors.   In the second quarter of 2010, $3,624 of interest expense was recorded on these loans compared to $2,431 accrued in the second quarter of 2009.

Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

General and administrative expenses for the six months ended June 30, 2010 were $42,396 compared to $38,248 for the six months ended June 30, 2009, an increase of $4,148.  Legal and professional fees amounted to $29,000 during the first half of 2010 compared to $20,444 for the first half of 2009, an increase of $8,556.  This increase is due to the legal services rendered on behalf of the Company with respects to the proposed Merger Transactions described above.  SEC regulatory filing and reporting related expenses for the six months ended June 30, 2010 were $1,560 compared to $2,422 for the six months ended June 30, 2009.  Other operating expenses (including bank charges, insurance and office) totaled $11,836 during the first half 2010 compared to $15,382 during the first half 2009, a decrease of $3,545.

During the first half of 2010 and 2009, we had convertible notes payable outstanding to Don K. Rice, our sole officer and one of our directors.  For the six months ended June 30, 2010, $6,970 of interest expense was recorded on these loans compared to $4,835 accrued in the six months of 2009.

Liquidity and Capital Resources

Currently, we have only a minimal amount of cash on hand and we have no form of committed financing available to us.  At the present, we can finance only the limited activity related to our seeking a company or companies that we can acquire or with which it can merge.  We have insufficient capital with which to make us attractive to prospective merger candidates who may be in need of immediate funds as an inducement to a possible transaction between them and us.  We may in the future be required to undertake certain financing activities to consummate a merger transaction or to continue our current business activities.  We cannot assure anyone that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonably terms. If we do not obtain additional financing if needed, it may not be able to consummate a merger and acquisition transaction or even stay in business for that matter. Under certain circumstances, we could be forced to cease our efforts to find a suitable acquisition target or merger partner.  The proposed Merger Transactions described above do not require us to obtain any pre-closing financing.  We are not now in a position to know what financing transactions new management may undertake if such transactions are completed.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year.  Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  As of June 30, 2010, the Company had a working capital deficiency, had not generated operating revenues and had accumulated losses since inception.  The continuation of the Company as a going concern is dependent upon the continued financial support from the largest beneficial owner of the Company’s outstanding stock (who also is one of the Company’s officers and directors), the ability of the Company to obtain necessary debt or equity financing to continue operations, or the acquisition of profitable operations.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Off-balance Sheet Arrangements

Options and warrants issued in conjunction with our initial public offering are equity-linked financial instruments and, accordingly, represent off-balance sheet arrangements.  The options and warrants are not accounted for as derivatives, but instead are accounted for as equity.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010. The evaluation was conducted under the supervision and with the participation of management, including our chief executive officer. Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including the chief executive officer, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of disclosure controls and procedures includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report that is set forth in our Annual Report on Form 10-K.

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

Our chief executive officer has concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management required by Rules 13a-15 and 15d-15 under the Exchange Act, that as of June 30, 2010, our disclosure controls and procedures were not effective due to the material weaknesses described in Management's Report on Internal Control over Financial Reporting contained in the Company’s 2009 Annual Report on Form 10-K.

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

There have not been any changes in the Company's internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during its second fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect its internal control over financial reporting.

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

Date:  August 10, 2010