Form 10-Q
period 2010-09-30
Ascend Acquisition Corp.
filed 2010-11-15
CIK 1350773

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:    856,675 common shares as of November 15, 2010

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ASCEND ACQUISITION CORP.
(a corporation in the development stage)
CONDENSED BALANCE SHEETS
(UNAUDITED)

	September 30, 2010	December 31, 2009

ASSETS
Current assets:
Cash and cash equivalents	$8,172	$7,666
Prepaid expenses	1,982	1,982
Total current assets	10,154	9,648
Total assets	$10,154	$9,648

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$7,988	$4,400
Advances from related party	10,000	20,000
Convertible notes payable to related party	305,000	245,000
Accrued interest on convertible note payable to related party	22,825	11,997
Total current liabilities	345,813	281,397
Total liabilities	345,813	281,397

Stockholders’ Deficit:
Preferred stock, $.0001 par value, authorized 1,000,000 shares; none issued	-	-
Common stock, $.0001 par value, authorized 300,000,000 shares and issued and outstanding 856,675 shares	86	86
Additional paid-in capital	148,976	148,976
Accumulated deficit during the development stage	(484,721)	(420,811)
Total stockholders’ deficit	(335,659)	(271,749)

Total liabilities and stockholders’ deficit	$10,154	$9,648

See accompanying notes to unaudited condensed financial statements.

ASCEND ACQUISITION CORP.
(a corporation in the development stage)
CONDENSED STATEMENTS OF EXPENSES
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,		December 5, 2005 (Inception) to September 30,
	2010	2009	2010	2009	2010

General and administrative expenses	$10,686	$13,348	$53,082	$51,596	$1,964,154

Operating loss	(10,686)	(13,348)	(53,082)	(51,596)	(1,964,154)

Other income (expense):
Interest income	-	-	-	-	12,689
Interest on trust fund investment	-	-	-	-	2,052,557
Interest expense	(3,858)	(2,827)	(10,828)	(7,662)	(171,198)
Gain on extinguishment of debt	-	-	-	-	892,597
Total other income (expense)	(3,858)	(2,827)	(10,828)	(7,662)	2,786,645

(Loss) income before income taxes	(14,544)	(16,175)	(63,910)	(59,258)	822,505

Income tax benefit	-	-	-	-	-

Net (loss) income	$(14,544)	$(16,175)	$(63,910)	(59,258)	$822,491

Weighted average shares of common stock outstanding
Basic	856,675	856,675	856,675	856,675
Diluted	856,675	856,675	856,675	856,675

(Loss) per common share
Basic	$(.02)	$(.02)	$(.07)	$(.07)
Diluted	$(.02)	$(.02)	$(.07)	$(.07)

See accompanying notes to unaudited condensed financial statements.

ASCEND ACQUISITION CORP.
(a corporation in the development stage)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,		December 5, 2005 (Inception) to September 30,
	2010	2009	2010
Cash flows from operating activities:
Net income (loss)	$(63,910)	$(59,258)	$822,491
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income on investments held in trust	-	-	(2,052,557)
Amortization of debt discount	-	-	146,250
Shares issued for service	-	-	2,726
Change in operating assets and liabilities:
Prepaid expenses and other receivables	-	-	(1,982)
Accounts payable and accrued expenses	3,588	1,338	7,988
Accrued interest due to related party	10,828	7,662	22,825
Net cash used in operating activities	(49,494)	(50,258)	(1,052,259)

Cash flows from investing activities:
Purchase of treasury bills held in trust	-	-	(15,485,695)
Purchase of municipal securities held in trust	-	-	(30,809,507)
Sale/maturity of treasury bills held in trust	-	-	15,613,788
Sale of municipal securities held in trust	-	-	31,176,329
Purchase of Pennsylvania municipal securities held in trust	-	-	(39,005,118)
Redemption of Pennsylvania municipal securities held in trust	-	-	41,203,675
Distribution of trust assets to public shareholders	-	-	(41,128,675)
Net cash provided by (used in) investing activities	-	-	(38,435,203)

Cash flows from financing activities:
Gross proceeds from initial public offering	-	-	41,400,000
Proceeds from advances from and note payable to related party	50,000	50,000	395,000
Repayment of note payable to stockholder	-	-	(80,000)
Proceeds from sale of shares of common stock to founding stockholders	-	-	25,000
Proceeds from issuance of option	-	-	100
Proceeds from sale of insider units	-	-	1,000,002
Payment of costs of public offering	-	-	(3,244,468)
Net cash provided by financing activities	50,000	50,000	39,495,634

Net increase (decrease) in cash and cash equivalents	506	(258)	8,172
Cash and cash equivalents at beginning of period	7,666	2,606	-
Cash and cash equivalents at end of period	$8,172	$2,348	$8,172

Supplemental schedule of non-cash financing activity (No interest or income tax cash payments were made for the nine months ended September 30, 2010 and 2009 and from inception to September 30, 2010):

Conversion of related party advances into convertible notes payable	$50,000	$50,000	$120,000

See accompanying notes to unaudited condensed financial statements.

ASCEND ACQUISITION CORP.
(a corporation in the development stage)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.  Basis of Presentation

The condensed financial statements at September 30, 2010 and for the nine and three month periods ended September 30, 2010 and 2009 and for the period from December 5, 2005 (inception) to September 30, 2010 are unaudited and include the accounts of Ascend Acquisition Corp. (a corporation in the development stage) (“the Company”).  The condensed balance sheet at December 31, 2009 has been derived from the audited financial statements included in the Company’s 10-K filed on March 26, 2010.

In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of the Company as of September 30, 2010 and the results of their operations and their cash flows for the nine month period ended September 30, 2010 and 2009. Operating results for the interim period presented are not necessarily an indication of the results to be expected for a full year.

The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.

The Company does not expect the accounting standards or interpretations issued or recently adopted to have a material impact on the Company’s financial position, operations or cash flows.

In accordance with ASC 855, the Company evaluated subsequent events through the date these financial statements were available to be issued. There were no material subsequent events that required recognition or additional disclosure in these financial statements.

2.  Organization and Business Operations

The Company was incorporated in Delaware on December 5, 2005 as a blank check company whose objective is to acquire an operating business.

The current primary activity of the Company involves seeking a company or companies that it can acquire or with which it can merge. The Company’s plans are now only in an early stage.

These condensed financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these condensed financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As of September 30, 2010, the Company had a working capital deficiency of $335,659, had not generated operating revenues and had accumulated deficit of $484,721 since inception. The continuation of the Company as a going concern is dependent upon the continued financial support from the largest beneficial owner of the Company’s outstanding stock (who also is one of the Company’s officers and directors), the ability of the Company to obtain necessary debt or equity financing to continue operations, or the acquisition of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

In addition, in August 2009, the Company executed a convertible promissory note (the “Second Note”) to Don K. Rice, with a principal amount of $50,000.  The principal balance of the Second Note includes the additional advances made by Mr. Rice during 2009.  The Second Note is due and payable in full on demand, and bears interest at the rate of 5% per annum.  At any time prior to the payment in full of the entire balance of the Second Note, Mr. Rice has the option of converting all or any portion of the unpaid balance of the Second Note into shares of the Company’s common stock at a conversion price equal to $0.05 per share, subject to adjustment upon certain events.  The conversion price was based on the market price of the Company’s common stock at or about the time of the issuance of the Second Note.  Assuming no adjustment to the conversion price, if Mr. Rice converts the entire principal balance of the Second Note, he would receive 1,000,000 shares of Ascend common stock.  The Company evaluated the terms of the Second Note and concluded that the Second Note did not result in a derivative and that there was not a beneficial conversion feature.

In March 2010, the Company issued a convertible promissory note (the “Third Note”) to Don K. Rice, with a principal amount of $30,000.  The principal balance of the Third Note includes the additional advances made by Mr. Rice during the fourth quarter of 2009 through February 2010.  The Third Note is due and payable in full on demand and bears interest at the rate of 5% per annum.  At any time prior to the payment in full of the entire balance of the Third Note, Mr. Rice has the option of converting all or any portion of the unpaid balance of the Third Note into shares of the Company’s common stock at a conversion price equal to $0.06 per share, subject to adjustment upon certain events.  The conversion price was based on the market price of the Company’s common stock at or about the time of the issuance of the Third Note.  Assuming no adjustment to the conversion price, if Mr. Rice converts the entire principal balance of the Third Note, he would receive 500,000 shares of the Company’s common stock.  The Company evaluated the terms of the Third Note and concluded that the Third Note did not result in a derivative and that there was not a beneficial conversion feature.

In August 2010, the Company issued a convertible promissory note (the “Fourth Note”) to Don K. Rice, with a principal amount of $30,000.  The principal balance of the Fourth Note includes the additional advances made by Mr. Rice from May 2010 through July 2010.  The Fourth Note is due and payable in full on demand and bears interest at the rate of 5% per annum.  At any time prior to the payment in full of the entire balance of the Fourth Note, Mr. Rice has the option of converting all or any portion of the unpaid balance of the Fourth Note into shares of the Company’s common stock at a conversion price equal to $0.05 per share, subject to adjustment upon certain events.  The conversion price was based on the market price of the Company’s common stock at or about the time of the issuance of the Fourth Note.  Assuming no adjustment to the conversion price, if Mr. Rice converts the entire principal balance of the Fourth Note, he would receive 600,000 shares of the Company’s common stock.  The Company evaluated the terms of the Fourth Note and concluded that the Fourth Note did not result in a derivative and that there was not a beneficial conversion feature.

4.  Earnings (Loss) per Share

The following table sets forth the computation of basic and diluted earnings per share.  The shares outstanding and the earnings per share have been adjusted retroactively for the 1 for 10 reverse stock split which occurred on September 23, 2008:

	Quarter Ended September 30, 2010	Quarter Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009

Numerator: Net loss, basic	$(14,544)	$(16,175)	$(63,910)		$(59,258)

Numerator: Net loss, Diluted	$(14,544)	$(16,175)	$(63,910)		$(59,258)

Denominator: Average common shares outstanding – basic	856,675	856,675	856,675		856,675

Denominator: Average common shares outstanding – diluted	856,675	856,675	856,675		856,675

Basic loss per share	$(.02)	$(.02)	$(.07)	$	( .07)

Diluted loss per share	$(.02)	$(.02)	$(.07)	$	( .07)

For periods where losses are reported, adjustments that would decrease net loss or increase the weighted-average number of common shares outstanding due to the effect of common stock equivalents are excluded from the diluted loss per share calculation, because their inclusion would be anti-dilutive.  Diluted loss per share does not include the effect of the convertible notes payable to a related party that may be converted to 6,975,000 common shares and the related interest expense for the three month and nine month periods ended September 30, 2010 and 2009 of $3,858 and $2,827 and $10,828 and $7,662, respectively, since their inclusion would be anti-dilutive.  Additionally, diluted loss per share excludes the redeemable common stock purchase warrants to purchase 60,000 shares of common stock at $7.50 per share  because the exercise price of the warrants were in excess of the related market value and their inclusion would be anti-dilutive.

5. Advances from Related Party

In July 2010, Don K. Rice, an officer and a director of the Company, advanced $10,000 to the Company in order for it to meet its operating expenses, and this advance (together with previous advances) was converted in August 2010 into a convertible note payable as discussed in footnote 3 above.  In August 2010, Mr. Rice advanced an additional $10,000 to the Company in order for it to meet its operating expenses.  This advance is non-interest bearing, unsecured and due on demand.

6. Stockholders’ Equity (Deficit)

The Offering
On May 17, 2006, the Company sold 6,000,000 units (“Units”) in the Company’s initial public offering (“the Offering”) and on May 22, 2006, the Company sold an additional 900,000 Units related to the underwriter’s over-allotment option. Each Unit consisted of one-tenth share (as adjusted) of the Company’s common stock, $.0001 par value, and two Redeemable Common Stock Purchase Warrants (“Warrants”). As adjusted, ten Warrants entitled the holder to purchase from the Company one share of common stock at an exercise price of $50.00, expiring May 10, 2010. The Warrants were redeemable, at the Company’s option, at a price of $.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock was at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. On May 10, 2010, the Warrants expired unexercised.

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

As of September 30, 2010, the Company had reserved 7,035,000 shares, comprised of 6,975,000 shares from the convertible notes payable and 60,000 shares from the Option Units warrants, of its authorized but unissued common stock for possible future issuance in connections with its Warrants and Options described above, and the convertible notes payable described in Note 3.

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

General

We were formed on December 5, 2005 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with a then and currently unidentified operating business.  The registration statement for our initial public offering ("the Offering") was declared effective May 11, 2006.  On May 17, 2006, we sold 6,000,000 units in the Offering and on May 22, 2006, we sold 900,000 units in the Offering. The total units sold of 6,900,000 include all of the 900,000 units subject to the underwriters’ overallotment option.  Each of our units originally consisted of one share of our common stock, $.0001 par value per share, and two redeemable common stock purchase warrants.  Each warrant originally entitled the holder to purchase from us one share of common stock at an exercise price of $5.00. All of these warrants expired unexercised on May 10, 2010.  We received net proceeds of approximately $37,203,000 from the Offering.  All activity from December 5, 2005 through May 17, 2006 related to our formation and initial public offering.

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

We are now continuing to seek target acquisition companies.

Results of Operations

Quarter Ended September 30, 2010 Compared to the Quarter Ended September 30, 2009

General and administrative expenses for the quarter ended September 30, 2010 were $10,686 compared to $13,348 for the quarter ended September 30, 2009, a decrease of $2,662.  Legal and professional fees amounted to $4,500 during the third quarter of 2010 compared to $5,107 during the third quarter of 2009, a decrease of $607.  Other operating expenses (including bank charges, insurance and office) totaled $6,186 during the third quarter of 2010 compared to $8,241 during the third quarter of 2009, a decrease of $2,055.

During the third quarter of 2010 and 2009, we had convertible notes payable outstanding to Don K. Rice, our sole officer and one of our directors.   In the third quarter of 2010, $3,858 of interest expense was recorded on these loans compared to $2,827 accrued in the third quarter of 2009.

Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

General and administrative expenses for the nine months ended September 30, 2010 were $53,082 compared to $51,596 for the nine months ended September 30, 2009, an increase of $1,486.  Legal and professional fees amounted to $33,500 during the first nine months of 2010 compared to $25,552 for the first nine months of 2009, an increase of $7,948.  This increase is due to the legal services rendered on behalf of the Company with respects to the proposed Merger Transactions described above.  Insurance expense amounted to $12,490 in the first nine months of 2010 compared to $18,235 in the first nine months of 2009, a decrease of $5,745.  Other operating expenses (including bank charges, SEC fees and office) totaled $7,092 during the first nine months of 2010 compared to $7,809 during the first nine months of 2009, a decrease of $717.

During the first nine months of 2010 and 2009, we had convertible notes payable outstanding to Don K. Rice, our sole officer and one of our directors.  For the nine months ended September 30, 2010, $10,828 of interest expense was recorded on these loans compared to $7,662 accrued in the nine months of 2009.

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

The financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year.  Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  As of September 30, 2010, the Company has a working capital deficiency, has not generated operating revenues and has accumulated losses since inception.  The continuation of the Company as a going concern is dependent upon the continued financial support from the largest beneficial owner of the Company’s outstanding stock (who also is one of the Company’s officers and directors), the ability of the Company to obtain necessary debt or equity financing to continue operations, or the acquisition of profitable operations.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Off-balance Sheet Arrangements

Options and warrants issued in conjunction with our initial public offering are equity-linked financial instruments and, accordingly, represent off-balance sheet arrangements.  The options and warrants are not accounted for as derivatives, but instead are accounted for as equity.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010. The evaluation was conducted under the supervision and with the participation of management, including our chief executive officer. Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including the chief executive officer, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of disclosure controls and procedures includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report that is set forth in our Annual Report on Form 10-K.

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

Our chief executive officer has concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management required by Rules 13a-15 and 15d-15 under the Exchange Act, that as of September 30, 2010, our disclosure controls and procedures were not effective due to the material weaknesses described in Management's Report on Internal Control over Financial Reporting contained in the Company’s 2009 Annual Report on Form 10-K.

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

There have not been any changes in the Company's internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during its third fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect its internal control over financial reporting.

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

Date:  November 15, 2010