Form 10-K
period 2010-12-31
Ascend Acquisition Corp.
filed 2011-03-31
CIK 1350773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(MARK ONE)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 000-51840

ASCEND ACQUISITION CORP.
(Name of registrant as specified in its charter)

Delaware	20-3881465
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

970 West Broadway, PMB 402, Jackson WY	83001
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:  (307) 734-2645

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐   No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes  ☐   No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently computed  second quarter:  $19,846

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  7,931,675 as of March 31, 2011

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

PART I
Item 1.  Business.

General

We were formed on December 5, 2005 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with a currently unidentified operating business.  The registration statement for our initial public offering ("the Offering") was declared effective May 11, 2006.  On May 17, 2006, we sold 6,000,000 units in the Offering and on May 22, 2006, we sold 900,000 units in the Offering subject to the underwriters’ overallotment option.  Each of our units originally consisted of one share of our common stock, $.0001 par value per share, and two redeemable common stock purchase warrants.  Each warrant originally entitled the holder to purchase from us one share of common stock at an exercise price of $5.00. We received net proceeds of approximately $37,203,000 from the Offering.  All activity from December 5, 2005 through May 17, 2006 related to our formation and initial public offering.

On July 31, 2007, we announced that we had signed a definitive agreement to acquire e.PAK Resources (S) Pte. Ltd. (“ePAK”), a privately held, full-service supplier of semiconductor transfer and handling products.  We were required to complete our business combination with ePAK by May 17, 2008. However, on April 28, 2008, we announced that we had abandoned the proposed business combination with ePAK (effectively terminating the definitive agreement).  The transaction was abandoned because we were unable to finalize our proxy statement relating to our special meeting of stockholders with the Securities and Exchange Commission in order to timely hold such meeting and consummate the acquisition.  This was due to the fact that certain conditions to the consummation of the acquisition had not been satisfied and would not have been satisfied prior to May 17, 2008.  Although we requested that ePAK waive such conditions, ePAK refused to do so.  As a result, we were unable to finalize our proxy statement and were forced to abandon the acquisition.

Because we were unable to consummate our business combination prior to May 17, 2008, our board of directors contemplated alternatives for preserving value for stockholders Ultimately, the board of directors proposed to amend our certificate of incorporation:

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

Since such time, we have been seeking to acquire a business or company or identify some other opportunity for us and our shareholders’ benefit.

To supplement our working capital needs, Don K. Rice, a member of the board of directors and our former chief executive officer, president and treasurer, loaned us an aggregate of $320,000 in exchange for convertible promissory notes (“Notes”) which was convertible into an aggregate of 7,075,000 shares of our Common Stock (the “Note Shares”), at an average conversion price of approximately $0.045 per share.

On January 21, 2011, we entered into and consummated a Stock Purchase Agreement (the “Purchase Agreement”) with Mr. Rice and Ironbound Partners Fund, LLC, a Delaware limited liability company (the “Purchaser”).  Pursuant to the Purchase Agreement, Mr. Rice converted the Notes into the Note Shares.   Immediately after the conversion of the Notes, Mr. Rice sold to Purchaser the Note Shares together with 218,550 additional shares of common stock held by Mr. Rice, or an aggregate of 7,293,550 shares of common stock, representing approximately 92% of our outstanding capital stock in the aggregate, giving effect to the conversion of the Notes, for an aggregate purchase price of $310,000.

Additionally, pursuant to the Purchase Agreement:

•	Mr. Rice resigned from all of his officer positions with us;
•	Stephen Brown, a member of the board, resigned from his position; and
•	Jonathan J. Ledecky, the sole manager of the Purchaser, was appointed as a member of the board and as our chief executive officer.

The parties have agreed that as soon as practicable after the tenth day after the mailing of the Information Statement (defined below) to our stockholders, Mr. Rice shall resign from the board and, immediately after such resignation, the board will be comprised of a number of members established by Mr. Ledecky, our sole remaining director, all of whom shall be nominated by Purchaser.

We have agreed to prepare and file with the Securities and Exchange Commission, and thereafter mail, an information statement (“Information Statement”) pursuant to Rule 14f-1 promulgated under the Securities Exchange Act of 1934, as amended, for the purpose of notifying our stockholders of the above-referenced transactions and change in the majority of the board as soon as practicable.

The transactions discussed above will not change our “shell company” status.  As a result, we will continue to seek to acquire a business or company or other opportunity for it and its shareholders’ benefit.

Current Business Plan

Our plan is to seek, investigate, and if such investigation warrants, acquire in one or more operating businesses desiring the perceived advantages of a publicly held corporation.  At this time, we have no plan, proposal, agreement, understanding, or arrangement to acquire or merge with any specific business or company.  We will not restrict our search to any specific business, industry, or geographical location, and may participate in business ventures of virtually any kind or nature.  Discussion of the proposed business under this caption and throughout this Annual Report is purposefully general and is not meant to restrict our virtually unlimited discretion to search for and enter into a business combination.

We may seek a combination with a firm that only recently commenced operations, a developing company in need of additional funds to expand into new products or markets or seeking to develop a new product or service, or an established business which may be experiencing financial or operating difficulties and needs additional capital which is perceived to be easier to raise by a public company.  In some instances, a transaction may involve acquiring or merging with a corporation which does not need substantial additional cash but which desires to establish a public trading market for its common stock.  We may purchase assets and establish wholly-owned subsidiaries in various businesses or purchase existing businesses as subsidiaries.

Selecting a transaction will be complex and extremely risky.  Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, we believe that there are numerous firms seeking the benefits of a publicly-traded corporation.  Such perceived benefits of a publicly traded corporation may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for the principals of a business, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all stockholders, and other items.  Potentially transactions may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such transactions extremely difficult and complex.

We have insufficient capital with which to provide the owners of businesses significant cash or other assets.  Management believes we will offer owners of businesses the opportunity to acquire a controlling ownership interest in a public company at substantially less cost than is required to conduct an initial public offering.  The owners of the businesses will, however, incur significant post-merger or acquisition registration costs in the event they wish to register a portion of their shares for subsequent sale.  We will also incur significant legal and accounting costs in connection with the acquisition of a target business, including the costs of preparing Current Reports on Form 8-K, agreements, and related reports and documents.  We do not intend to make any loans to any prospective merger or acquisition candidates or to unaffiliated third parties.

Sources of Opportunities

We will seek a potential target business from all known sources, but will rely principally on personal contacts of our management as well as indirect associations between it and other business and professional people.  We do not presently anticipate that we will engage any professional firm specializing in business acquisitions or reorganizations in order to locate a target but, as is customary in the industry, we may pay a finder’s fee for introducing us to an acquisition prospect that we ultimately acquire.  If any such fee is paid, it will be approved by our Board of Directors and will be in accordance with the industry standards.

Evaluation of Opportunities

The analysis of new business opportunities will be undertaken by or under the supervision of management.  See “Item 10. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act” for information about our current management.  We intend to concentrate on identifying prospective business opportunities that may be brought to our attention through present associations with management.  In analyzing prospective business opportunities, management will consider, among other factors, such matters as;

1.	the available technical, financial and managerial resources
2.	working capital and other financial requirements
3.	history of operations, if any
4.	prospects for the future
5.	present and expected competition
6.	the quality and experience of management services which may be available and the depth of that management
7.	the need for further research, development or exploration relating to the target’s products or services
8.	specific risk factors not now affecting the business but which may be anticipated to impact our proposed activities in the future
9.	the potential for growth or expansion
10.	the potential for profit
11.	the perceived public recognition or acceptance of products, services or trades
12.	name identification

Management will meet personally with management and key personnel of any business we will acquire as part of their investigation.  To the extent possible, we intend to utilize written reports and personal investigation to evaluate the above factors.

Opportunities in which we participate will present certain risks, many of which cannot be identified adequately prior to selecting a specific opportunity.  Our stockholders must, therefore, depend on management to identify and evaluate such risks.  Some businesses may be  in the development stage (in that  they have not generated significant revenues from their principal business activities prior to our participation).  Even after our participation, there is a risk that the combined enterprise may not become a going concern or advance beyond the development stage.  Other opportunities may involve new and untested products, processes, or market strategies that may not succeed.  We (and therefore our stockholders) will assume such risks.

The investigation of specific target businesses and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention as well as substantial costs for accountants, attorneys, and others.  If a decision is made not to participate in a specific transaction, the costs incurred in the related investigation would not be recoverable.  Furthermore, even if an agreement is reached for the participation in a specific transaction, the failure to consummate that transaction may result in the loss by us of the related costs incurred.

There is the additional risk that we will not find a suitable target.  We do not believe we will generate revenue without finding and completing a transaction with a suitable target company.  If no such target is found, no return on an investment in us will be realized, and there will not, most likely, be a active market for our stock.

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

Item 1A.  Risk Factors.

RISKS RELATING TO OUR BUSINESS

WE HAVE NO OPERATING HISTORY OR REVENUE AND MINIMAL ASSETS.

We have no operating history, have received no revenues and have never earned a profit from operations.  We have no significant assets or financial resources.  We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until we complete a business combination.  This may result in our incurring a net operating loss that will increase continuously until we complete a business combination with a profitable business opportunity.  There is no assurance that we will identify a target business or complete a business combination.  The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations.  These factors raise substantial doubt regarding our ability to continue as a going concern.

WE NEED ADDITIONAL CAPITAL TO CONTINUE OPERATIONS

We have in the past relied, and will continue to rely, on loans from our officers, directors and stockholders (which such loans may or may not be convertible into our securities) to supplement our working capital needs.  None of our officers, directors or stockholders is under any obligation to provide us with any such loans.  Accordingly, if they do not agree to loan us funds at a time when funds are necessary, we may need to suspend operations and cease searching for a target business to acquire until funds become available to us.

OUR PROPOSED OPERATIONS ARE SPECULATIVE.

The success of our proposed plan of operation will depend to a great extent on the operations, financial condition, and management of the identified target business.  While we intend to seek business combinations with entities having established operating histories, we may not successfully locate candidates meeting such criteria.  In the event we complete a business combination, the success of our operations may depend upon management of the successor firm or venture partner firm together with numerous other factors beyond our control.

ATTRACTIVE BUSINESS OPPORTUNITIES AND COMBINATIONS ARE SCARCE, AND COMPETITION FOR THEM IS FIERCE.

We are, and will continue to be, an insignificant participant in the business of seeking merger candidates.  A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies that may also be desirable target candidates for us.  Nearly all such entities have significantly greater financial resources, technical expertise, and managerial capabilities than our company.  We are, consequently, at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination.  Moreover, we will also compete with numerous other small public companies in seeking merger or acquisition candidates.

WE HAVE NOT ENTERED INTO ANY AGREEMENT FOR A BUSINESS COMBINATION OR OTHER TRANSACTION, AND WE HAVE NO STANDARDS FOR ANY BUSINESS COMBINATION.

We have no arrangement, agreement, or understanding with respect to engaging in a business combination with any private entity.  There can be no assurance we will successfully identify and evaluate a suitable target business or conclude a business combination.  We have not identified any particular industry or specific business within an industry for evaluations.  There is no assurance we will be able to negotiate a business combination on terms favorable to us or at all.  We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria that we will require a target business opportunity to have achieved, and without which we would not consider a business combination in any form with such business.  Accordingly, we may enter into a business combination with a target business having little or no significant operating history, losses, limited or no potential for earnings, limited or no assets, negative net worth, or other negative characteristics.

WE DEPEND HEAVILY ON OUR SOLE OFFICER, AND HE MAY DEVOTE ONLY A LIMITED AMOUNT OF TIME TO OUR BUSINESS.

While seeking a business combination, Jonathan J. Ledecky, our sole officer, anticipates devoting only a minimal amount of time to our business.  Mr. Ledecky has not entered into a written employment or non-compete agreement with us and is not expected to do so in the foreseeable future.  We have not obtained key man life insurance on him.  Notwithstanding the limited time commitment of Mr. Ledecky, the loss of his services could adversely affect development of our business.  See “Item 10. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act” for more information about Mr. Ledecky’s business activities.

OUR MANAGEMENT MAY HAVE FUTURE CONFLICTS OF INTEREST WITH US.

Jonathan J. Ledecky, our sole officer, may in the future participate in business ventures that could compete directly with us.  Additional conflicts of interest and non-arms length transactions may also arise in the future in the event Mr. Ledecky is involved in the management of any firm with which we transact business.  Our Code of Ethics prohibits us from consummating a business combination with an entity that is affiliated with any of our officers, directors or founders, but it does not prohibit us from entering into other related-party transactions.   However, our board of directors is responsible for reviewing and approving related-party transactions to the extent we enter into such transactions.

REPORTING REQUIREMENTS MAY DELAY OR PRECLUDE AN ACQUISITION.

Companies subject to Section 13 of the Securities Exchange Act of 1934 (the "Exchange Act") must provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one or two years, depending on the relative size of the acquisition.  The time and additional costs that may be incurred by some target businesses to prepare such statements may significantly delay or even preclude us from completing an otherwise desirable acquisition.  Target businesses that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

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

WE EXPECT TO LACK DIVERSIFICATION EVEN IF WE COMPLETE A BUSINESS COMBINATION

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

WE COULD BECOME SUBJECT TO IMPOSING REGULATIONS.

Although we will be subject to regulation under the Exchange Act, we do not believe we will not be subject to regulation under the Investment Company Act of 1940, insofar as we will not be engaged in the business of investing or trading in securities.  However, in the event we engage in business combinations that results in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act of 1940.  In such event, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs.

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

A BUSINESS COMBINATION WOULD PROBABLY RESULT IN A REDUCTION OF PERCENTAGE SHARE OWNERSHIP FOR EXISTING STOCKHOLDERS.

Our primary plan of operation is based upon a business combination with a target business that, in all likelihood, would result in our issuing securities to stockholders of such target business.  Issuing previously authorized and unissued common stock of we will reduce the percentage of shares owned by present and prospective stockholders, and could effect a change in our control and/or management.

A BUSINESS COMBINATION COULD RESULT IN ADVERSE TAX CONSEQUENCES.

Federal and state tax consequences will, in all likelihood, be major considerations in any business combination we may undertake.  Typically, these transactions may be structured to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions.  We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target business.  We cannot assure you, however, that a business combination will meet the statutory requirements for a tax-free reorganization, or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets.  A non-qualifying reorganization could result in the imposition of both federal and state taxes, which may have an adverse effect on both parties to the transaction.

REQUIREMENTS OF AUDITED FINANCIAL STATEMENTS MAY LIMIT BUSINESS COMBINATION CANDIDATES

Any potential target business will need to provide audited financial statements.  This requirement may limit the number of potential target businesses with which we may consummate a business combination.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

We maintain our principal executive offices at 970 West Broadway, PMB 402, Jackson, WY 83001 on a rent-free basis provided by our Chief Executive Officer.  We consider our current office space, combined with other office space otherwise available to our executive officers, adequate for our current operations.

Item 3. Legal Proceedings.

We are not presently a party to any pending legal proceeding.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2010.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the OTC Bulletin Board under the symbols ASCQ.  From our inception until May 2010, we also had units and warrants quoted on the OTC Bulletin Board under the symbols ASCQU and ASCQW, respectively.  The following table sets forth the high and low closing bid quotations for the calendar quarters indicated for the past two years for our common stock and the high and low closing prices in 2009 for our units and warrants.  The over-the-counter market quotations reported below reflect inter-dealer prices, without markup, markdown or commissions and may not represent actual transactions.  All per-share price figures for our Common Stock take into account a recent one-for-ten reverse stock split.

	Units		Common Stock		Warrants
2009	High	Low	High	Low	High	Low
First Quarter	$0.10	$0.10	$0.08	$0.016	$0.005	$0.0001
Second Quarter	$0.10	$0.10	$0.25	$0.02	$0.004	$0.0001
Third Quarter	$0.10	$0.10	$0.25	$0.25	$0.0066	$0.0001
Fourth Quarter	$0.10	$0.10	$0.25	$0.02	$0.0033	$0.0001

	Common Stock
2010	High	Low
First Quarter	$0.35	$0.0311
Second Quarter	$0.07	$0.021
Third Quarter	$0.1	$0.0311
Fourth Quarter	$0.07	$0.042

We have not paid any cash dividends on the common stock, and we do not intend to pay any dividends prior to the consummation of a business combination.

As of March 31, 2011, we had one holder of record of our units, five holders of record of our common stock and three holders of record of our warrants.

Item 6.  Selected Financial Data.

Not applicable.

Item 7  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

General

We were formed on December 5, 2005 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with a currently unidentified operating business.  The registration statement for our Offering was declared effective May 11, 2006.  On May 17, 2006, we sold 6,000,000 units in the Offering and on May 22, 2006, we sold 900,000 units in the Offering subject to the underwriters’ overallotment option.  Each of our units originally consisted of one share of our common stock, $.0001 par value per share, and two redeemable common stock purchase warrants.  Each warrant originally entitled the holder to purchase from us one share of common stock at an exercise price of $5.00. We received net proceeds of approximately $37,203,000 from the Offering.  All activity from December 5, 2005 through May 17, 2006 related to our formation and initial public offering.

On July 31, 2007, we announced that we had signed a definitive agreement to acquire ePAK, a privately held, full-service supplier of semiconductor transfer and handling products.   We were required to complete our business combination with ePAK by May 17, 2008. However, on April 28, 2008, we announced that we had abandoned our proposed business combination with ePAK.  Further information on our transaction with ePAK and various recent events that have taken place are set forth in “Item 1. Business” of this Annual Report.

Current Activities

Our current primary activity involves seeking an operating business that we can acquire or merge with. We have not selected any target business, and do not currently intend to limit potential candidates to any particular field or industry although we may choose to do so at a later time.

Results of Operations

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

General and administrative expenses for the year ended December 31, 2010 were $62,295 compared to $63,567 for the year ended December 31, 2009, a decrease of $1,272.  Legal and professional fees were $38,504 in 2010 compared to $33,812 in 2009, an increase of $4,692   Insurance expense for the year ended December 31, 2010 amounted to $13,942 compared to $21,874 for the period ended December 31, 2009, a decrease of $7,932.  Other operating expenses, which include SEC expense, supplies and trustee expenses, increased $1,968 in 2010 compared to 2009.

In 2008, we entered into loans with our then-chief executive officer, Don K. Rice, and recorded $14,832 and $10,846 of interest expense relating to these loans for the years ended December 31, 2010 and 2009, respectively.

Net loss for the year ended December 31, 2010 was $77,127, compared to a net loss of $74,413 for the year ended December, 2009, as a result of the items mentioned above.

Liquidity and Capital Resources

Currently, we have only a minimal amount of cash on hand. We have in the past relied, and will continue to rely, on loans from our officers, directors and stockholders (which such loans may or may not be convertible into our securities) to supplement our working capital needs.  To this end, Jonathan J. Ledecky loaned us an aggregate amount of $25,000 on March 30, 2011 to supplement our working capital needs.  The loan is evidenced by a promissory note, bearing interest at a rate of 5%, that is convertible at the option of Mr. Ledecky into shares of our common stock at a conversion price of $0.19 per share.

None of our officers, directors or stockholders is under any obligation to provide us with any other loans.  Accordingly, if they do not agree to loan us funds at a time when funds are necessary, we may need to suspend operations and cease searching for a target business to acquire until funds become available to us.

 We have insufficient capital with which to make it attractive to prospective merger candidates who may be in need of immediate funds as an inducement to a possible transaction between them and us.  We may in the future be required to undertake certain financing activities to consummate a merger transaction. We cannot assure anyone that additional financing will be available to it when needed or, if available, that it can be obtained on commercially reasonably terms. If we do not obtain additional financing if needed, we may not be able to consummate a merger and acquisition transaction.

The accompanying financial statements have been prepared on a going concern basis, which implies we will continue to meet our obligations and continue our operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and the accompanying financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. As of December 31, 2010, we had a working capital deficiency, had not generated revenues and had an accumulated deficit of $497,938. Our continuation as a going concern is dependent upon the continued financial support from our shareholders, our ability to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding our ability to continue as a going concern.

Off-balance Sheet Arrangements

Options issued in conjunction with our initial public offering are equity-linked financial instruments and, accordingly, represent off-balance sheet arrangements.  The options are not accounted for as derivatives, but instead are accounted for as equity.  See the notes to the accompanying financial statements for more information.

Item 7A  Quantitative and Qualitative Disclosures About Market Risks

Not applicable.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Ascend Acquisition Corp.
(A Development Stage Company)
Jackson, Wyoming

We have audited the accompanying balance sheets of Ascend Acquisition Corp. (A Development Stage Company) (the “Company”) as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and for the period from inception (December 5, 2005) to December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the period from December 5, 2005 (inception) to December 31, 2007 were audited by other auditors and our opinion, insofar as it relates to cumulative amounts included for such prior periods, is based solely on the reports of such other auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Ascend Acquisition Corp. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended and for the period from inception (December 5, 2005) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
March 31, 2011

ASCEND ACQUISITION CORP.
(a corporation in the development stage)
BALANCE SHEETS

	December 31, 2010	December 31, 2009

ASSETS
Current assets:
Cash and cash equivalents	$2,577	$7,666
Prepaid expenses	1,982	1,982
Total current assets	4,559	9,648
Total assets	$4,559	9,648

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$6,606	$4,400
Advances from related party	15,000	20,000
Convertible notes payable to related party	305,000	245,000
Accrued interest on convertible notes payable to related party	26,829	11,997
Total current liabilities	353,435	281,397
Total liabilities	353,435	281,397

Stockholders’ Deficit:
Preferred stock, $0.0001 par value, authorized 1,000,000 shares; none issued	-	-
Common stock, $0.0001 par value, authorized 300,000,000 shares, issued and outstanding 856,675 shares,	86	86
Additional paid-in capital	148,976	148,976
Deficit accumulated during the development stage	(497,938)	(420,811)
Total stockholders’ deficit	(348,876)	(271,749)

Total liabilities and stockholders’ deficit	$4,559	$9,648

The accompanying notes should be read in conjunction with the financial statements.

ASCEND ACQUISITION CORP.
(a corporation in the development stage)
STATEMENTS OF OPERATIONS

	Year Ended December 31, 2010	Year Ended December 31, 2009	December 5, 2005 (Inception) to December 31, 2010

General and administrative expenses	$62,295	$63,567	$1,973,367

Operating loss	(62,295)	(63,567)	(1,973,367)

Other income (expense):
Interest income	-	-	12,689
Interest on trust fund investment	-	-	2,052,557
Interest expense	(14,832)	(10,846)	(175,702)
Gain on extinguishment of debt	-	-	892,597
Total other income (expense)	(14,832)	(10,846)	2,782,641

Net income (loss)	$(77,127)	$(74,413)	$809,274

Weighted average shares of common stock outstanding

Basic	856,675	856,675
Diluted	856,675	856,675

Earnings (loss) per common share

Basic	$(.09)	$(.09)
Diluted	$(.09)	$(.09)

The accompanying notes should be read in conjunction with the financial statements.

ASCEND ACQUISITION CORP.
(a corporation in the development stage)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

				Deficit
				Accumulated
			Additional	during the
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage	Total

Sale of 150,000 shares of common stock to initial stockholders on December 5, 2005 at $0.167 per share	150,000	$15	$24,985	$-	$25,000

Net loss	-	-	-	(1,131)	(1,131)
Balance, December 31, 2005	150,000	15	24,985	(1,131)	23,869

Sale of 690,007 units, net of underwriters’ discount and offering expenses (includes 137,931 shares subject to possible redemption)	690,007	69	37,203,263	-	37,203,332

Proceeds from issuance of insider units	16,668	2	1,000,000	-	1,000,002
Proceeds subject to possible conversion of 137,931 shares at approximately $55.81 per share	-	-	(7,698,189)	-	(7,698,189)
Proceeds from issuance of option	-	-	100	-	100
Net income	-	-	-	382,734	382,734
Balance, December 31, 2006	856,675	86	30,530,159	381,603	30,911,848

Net income	-	-		6,434	6,434
Balance, December 31, 2007	856,675	86	30,530,159	388,037	30,918,282

Net income	-	-	-	572,777	572,777

Return of capital to public shareholders	-	-	(30,530,159)	(1,307,212)	(31,837,371)
Beneficial conversion feature of convertible note payable to related party	-	-	146,250	-	146,250
Shares issued by principal shareholder for services	-	-	2,726	-	2,726
Balance, December 31, 2008	856,675	86	148,976	(346,398)	(197,336)
Net loss				(74,413)	(74,413)
Balance, December 31, 2009	856,675	86	148,976	(420,811)	(271,749)
Net loss				(77,127)	(77,127)
Balance, December 31, 2010	856,675	$86	$148,976	$(497,938)	$(348,876)
The accompanying notes should be read in conjunction with the financial statements.

ASCEND ACQUISITION CORP.
(a corporation in the development stage)
STATEMENTS OF CASH FLOWS
	Year Ended December 31, 2010	Year Ended December 31, 2009	December 5, 2005 (Inception) to December 31, 2010
Cash flows from operating activities:
Net income (loss)	$(77,127)	$(74,413)	$809,274
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income on investments held in trust	-	-	(2,693,473)
Amortization of debt discount	-	-	146,250
Shares issued for services	-	-	2,726
Change in operating assets and liabilities:
Decrease (increase) in prepaid expenses	-	-	(1,982)
(Decrease) increase in accounts payable and accrued expenses	2,206	(1,373)	6,606
Increase in accrued interest due to related party	14,832	10,846	26,829
Increase in deferred interest			640,916
Net cash used in operating activities	(60,089)	(64,940)	(1,062,854)

Cash flows from investing activities:
Purchase of treasury bills held in trust	-	-	(15,485,695)
Purchase of municipal securities held in trust	-	-	(30,809,507)
Sale/maturity of treasury bills held in trust	-	-	15,613,788
Sale of municipal securities held in trust	-	-	31,176,329
Purchase of Pennsylvania municipal securities held in trust	-	-	(39,005,118)
Redemption of Pennsylvania municipal securities held in trust	-	-	41,203,675
Distribution of trust assets to public shareholders		-	(41,128,675)
Net cash used in investing activities	-	-	(38,435,203)

Cash flows from financing activities:
Related party advances (repayments)	(5,000)	20,000	15,000
Gross proceeds from initial public offering	-	-	41,400,000
Proceeds from convertible notes payable to stockholder	60,000	50,000	385,000
Repayment of note payable to stockholder	-	-	(80,000)
Proceeds from sale of shares of common stock to founding stockholders	-	-	25,000
Proceeds from issuance of option	-	-	100
Proceeds from sale of insider units	-	-	1,000,002
Payment of costs of public offering	-	-	(3,244,468)
Net cash provided by financing activities	55,000	70,000	39,500,634

Net increase (decrease) in cash and cash equivalents	(5,089)	5,060	2,577
Cash and cash equivalents at beginning of period	7,666	2,606	-
Cash and cash equivalents at end of period	$2,577	$7,666	$2,577

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

On September 4, 2008, the Company’s shareholders voted to continue the Company’s existence as a public company without any of the blank check company restrictions previously applicable to it.  In addition, the shareholders agreed to a 1 for 10 share reverse split of the common stock of the Company, and to increase the authorized shares from 30,000,000 to 300,000,000.  The assets of the trust were distributed to the public shareholders on September 18, 2008.  The current primary activity of the Company involves seeking an operating business to acquire or merge with. The Company has not selected any target business and does not currently intend to limit potential candidates to any particular field or industry although it may choose to do so at a later time.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As of December 31, 2010, the Company has a working capital deficiency, has not generated revenues and has an accumulated deficit of $497,938 since inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. Since the Company is a development stage company that was formed on December 5, 2005, there have been no audits of filed tax returns as of this time, however, the Company believes its accruals are sufficient and it does not expect the total amounts of any uncertain tax position to significantly increase or decrease within the next year.

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

3.  Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share.  The shares outstanding and the earnings per share have been adjusted retroactively for the 1 for 10 reverse stock split which occurred on September 23, 2008:

	Year Ended December 31, 2010	Year Ended December 31, 2009

Numerator: Net income (loss), basic	$(77,127)	$(74,413)

Numerator: Adjusted net income (loss), diluted	$(77,127)	$(74,413)

Denominator: Average common shares outstanding - basic	856,675	856,675

Denominator: Average common shares outstanding - diluted	856,675	856,675

Basic earnings (loss) per share	$(.09)	$(.09)

Diluted earnings (loss) per share	$(.09)	$(.09)

Diluted earnings (loss) per share includes the effect of the convertible notes payable to a related party (Note 5) that may be converted to 6,975,000 common shares.  Interest expense related to the notes for the years ended December 31, 2010 and 2009 of $14,832 and $10,846, respectively, is added back to net income for purposes of the calculation of diluted earnings per share, except for periods where losses are reported. For periods where losses are reported, adjustments that would decrease net loss or increase the weighted-average number of common shares outstanding due to the effect of common stock equivalents are excluded from the diluted loss per share calculation, because their inclusion would be anti-dilutive.

No computation for diluted earnings per share was prepared for the Option Units warrants to purchase 60,000 shares of common stock were outstanding because the exercise prices of the warrants were in excess of the related market value.

4.  Stockholders’ Deficit

The Offering
On May 17, 2006, the Company sold 6,000,000 units (“Units”) in the Offering and on May 22, 2006, the Company sold an additional 900,000 Units related to the underwriter’s over-allotment option.  Each Unit consisted of one-tenth share (as adjusted) of the Company’s common stock, $.0001 par value, and two Redeemable Common Stock Purchase Warrants (“Warrants”).  As adjusted, ten Warrants entitled the holder to purchase from the Company one share of common stock at an exercise price of $50.00. The Warrants expired on May 10, 2010.

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

As of December 31, 2010, the Company had reserved 7,035,000 shares, comprised of 6,975,000 shares from the convertible notes payable, and 60,000 shares from the Option Units warrants, of its authorized but unissued common stock for possible future issuance in connections with its Options described above, and its convertible note payable as described in Note 5.

A summary of stock warrant transactions follows:

	Warrants	Weighted Average Price
Outstanding as of December 31, 2007	14,733,348	$48.27
Granted	—	—
Cancelled or expired	—	—
Exercised	—	—

Outstanding as of December 31, 2008	14,733,348	48.27
Granted	—	—
Cancelled or expired	—	—
Exercised	—	—

Outstanding as of December 31, 2009	14,733,348	48.27
Granted	—	—
Cancelled or expired	(14,133,348)	50.00
Exercised	—	—
	—	—
Outstanding as of December 31, 2010	600,000	$7.50

Warrants outstanding and their relative exercise price at December 31, 2010 are as follows:

Exercise Price	Warrants	Remaining Life	Intrinsic Value (In-the- money) Warrants
$7.50	600,000	1.4 years	$-

	600,000		$-

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

There was no cash paid for interest expense in 2010 or 2009.

6.  Income Taxes

The total provision for income taxes differs from that amount which would be computed by applying the U.S. Federal income tax rate to income before provision for income taxes as follow:

	For the year ended December 31,
	2010	2009
Statutory federal income tax rate	(34.0)%	(34.0)%
Change in valuation allowance	34.0%	34.0%
Effective income tax rate	-	-

The tax effect of temporary differences that give rise to the net deferred tax asset is as follows:

	December 31,
	2010	2009
Net operating loss	$326,106	$299,900
Valuation allowance	(326,106)	(299,900)
	$-	$-

No federal or state income taxes cash payments were made in 2010 or 2009.

At December 31, 2010, we had federal income tax net operating loss (NOL) carryforwards of approximately $959,000. The NOL carryforwards expire from 2026 through 2029. The value of these carryforwards depends on the Company’s ability to generate taxable income. The change in ownership in prior years and any future changes in ownership, as defined by federal income tax regulations, could significantly limit our ability to utilize our net operating loss carryforwards. Additionally, because federal tax laws limit the time during which the net operating loss carryforwards may be applied against future taxes, if we fail to generate taxable income prior to the expiration dates we may not be able to fully utilize the net operating loss carryforwards to reduce future income taxes. We have had cumulative losses and there is no assurance of future taxable income, therefore, valuation allowances have been recorded to fully offset the deferred tax asset at December 31, 2010 and 2009. The valuation allowance increased by $26,206 in 2010 as a result of the taxable loss for 2010.

7.  Related Party Transactions

In March 2010, the Company executed a convertible promissory note (the “Third Note”) to Don K. Rice, with a principal amount of $30,000.  In August 2010, the Company executed another convertible promissory note (the “Fourth Note”) to Don K. Rice, with a principal amount of $30,000.

As of December 31, 2010, Don K. Rice had outstanding advances to the Company totaling $15,000 for working capital. The advances are non-interest bearing, unsecured and due on demand.

8.  Subsequent Events

On January 5, 2011, the Company executed a convertible promissory note (the “Note”) in favor of Don K Rice, a Company officer and director, representing the original principal amount of $15,000.  The principal balance of the Note includes the additional advances made by Mr. Rice from August through November 2010.  The Note is due and payable in full on demand, and bears interest at the rate of five percent (5.0%) per annum.  At any time prior to the payment in full of the entire balance of the Notes, Mr. Rice has the option of converting all or any portion of the unpaid balance of the Note into shares of the Company’s common stock at a conversion price equal to $0.15 per share, subject to adjustment upon certain events.  The conversion price was equal to the recent market of the Company’s common stock.  Assuming no adjustment to the conversion price, if Mr. Rice converts the entire principal balance of the Note, he would receive 100,000 shares of the Company’s common stock. The Company evaluated the terms of the Note and concluded that the Note did not result in a derivative and that there was not a beneficial conversion feature.

On January 12, 2011, Don K. Rice converted the entire principal balances of five convertible promissory notes issued to him by the Company into an aggregate of 7,075,000 shares of common stock of the Company.  The five convertible promissory notes had an aggregate outstanding principal balance of $320,000, for an average per-share conversion price of $0.045.

On January 21, 2011, the Company entered into and consummated a stock purchase agreement with Mr. Rice and Ironbound Partners Fund, LLC, a Delaware limited liability company. Pursuant to the purchase agreement, Mr. Rice sold to Purchaser 7,293,550 shares of common stock held by Mr. Rice, representing approximately 92% of the Company’s outstanding common stock, for an aggregate purchase price of $310,000.

On March 30, 2011, the Company issued a convertible promissory note to Jonathan J. Ledecky, with a principal amount of $25,000.  The note is due and payable in full on demand and bears interest at the rate of 5% per annum.  At any time prior to the payment in full of the entire balance of the note, Mr. Ledecky has the option of converting all or any portion of the unpaid balance of the note into shares of the Company’s common stock at a conversion price equal to $0.19 per share, subject to adjustment upon certain events.  The conversion price was based on the market price of our common stock at the time of the issuance of the note.  Assuming no adjustment to the conversion price, if Mr. Ledecky converts the entire principal balance of the note, he would receive 131,579 shares of our common stock. The Company evaluated the terms of the note and concluded that the note did not result in a derivative and that there was not a beneficial conversion feature.

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

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. The evaluation was conducted under the supervision and with the participation of management, including our chief executive officer. Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including the chief executive officer, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of disclosure controls and procedures includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report that is set forth below.

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

Our chief executive officer has concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management, that as of December 31, 2010, our disclosure controls and procedures were not effective due to the material weaknesses described in Management's Report on Internal Control over Financial Reporting below.

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

Our management, including the chief executive officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2010, based on the framework defined in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Management's assessment of the control environment included all significant locations and subsidiaries.

Material Weaknesses

Based on our evaluation under COSO, management concluded that our internal control over financial reporting was not effective as of December 31, 2010, due to control deficiencies in three areas that we believe should be considered material weaknesses. A material weakness is defined within the Public Company Accounting Oversight Board's Auditing Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

1)	We did not sufficiently segregate duties over incompatible functions at our corporate headquarters.

Our inability to sufficiently segregate duties is due to a small number of personnel at the corporate headquarters, which management expects to remedy when the acquisition of an operating company is completed.

2)	In conjunction with the lack of segregation of duties, we did not institute specific anti-fraud controls.

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

 This Annual Report on Form 10-K does not include an attestation report of the Company's independent registered public accounting firm regarding Internal Control over Financial Reporting.  The Company's Internal Control over Financial Reporting was not subject to attestation by the Company's independent registered public accounting firm pursuant to the provisions of the Dodd-Frank Act that permit the Company to provide only management's report on Internal Control over Financial Reporting in this annual report.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect its internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position

Jonathan J. Ledecky	53	Chief Executive Officer and Director

Don K. Rice	62	Director

Jonathan J. Ledecky has served as our chief executive officer and a director since January 2011.  Mr. Ledecky has served as the chairman of Ironbound Partners Fund LLC, a private investment management fund, since March 1999.  Since June 1999, Mr. Ledecky has also served as chairman of the Ledecky Foundation, a philanthropic organization which contributes funds to programs for the education of disadvantaged inner city youth in Washington, D.C., New York and Boston.  From June 2007 to October 2009, Mr. Ledecky served as president, secretary and a member of the board of directors of Triplecrown Acquisition Corp., a blank check company that completed a business combination with Cullen Agricultural Technologies, Inc.  From July 2005 to December 2007, Mr. Ledecky served as president, secretary and a director of Endeavor Acquisition Corp., a blank check company that completed a business combination with American Apparel.  From January 2007 to April 2009, Mr. Ledecky served as president, secretary and a director of Victory Acquisition Corp., a blank check company that did not complete a business combination and returned all of its capital, representing approximately $330 million, to its public shareholders.  In October 1994, Mr. Ledecky founded U.S. Office Products and served as its chief executive officer until November 1997 and chairman until June 1998. During his tenure, U.S. Office Products completed over 260 acquisitions, and grew to a Fortune 500 company with over $2.6 billion in revenues. In June 1998, U.S. Office Products completed a comprehensive restructuring plan whereby four separate entities were spun off to stockholders and U.S. Office Products underwent a leveraged recapitalization. In connection with these transactions, Mr. Ledecky resigned from his position as chairman of U.S. Office Products and became a director of each of the four spin-off entities. In February 1997, Mr. Ledecky founded Building One Services Corporation (originally Consolidation Capital Corporation), an entity formed to identify attractive consolidation opportunities which ultimately focused on the facilities management industry. In November 1997, Building One raised $552 million in an initial public offering. Mr. Ledecky served as Building One’s chief executive officer from November 1997 through February 1999 and as its chairman from inception through its February 2000 merger with Group Maintenance America Corporation. During his tenure with Building One, it completed 46 acquisitions and grew to over $1.5 billion in revenues. From July 1999 to July 2001, Mr. Ledecky was vice chairman of Lincoln Holdings, owners of the Washington sports franchises in the NBA, NHL and WNBA. Since June 1998, Mr. Ledecky has served as a director of School Specialty, a Nasdaq Global Market listed education company that provides products, programs and services that enhance student achievement and development. School Specialty spun out of U.S. Office Products in June 1998. Since 1994, Mr. Ledecky has been involved with numerous other companies in director positions. Mr. Ledecky was a trustee of George Washington University, served as a director of the U.S. Chamber of Commerce and served as commissioner on the National Commission on Entrepreneurship. In addition, in 2004, Mr. Ledecky was elected the Chief Marshal of the 2004 Harvard University Commencement, a singular honor bestowed by his alumni peers for a 25th reunion graduate deemed to have made exceptional contributions to Harvard and the greater society while achieving outstanding professional success. Mr. Ledecky received a B.A. (cum laude) from Harvard University in 1979 and a M.B.A. from the Harvard Business School in 1983.

Don K.  Rice served as our chairman of the board, chief executive officer, president and treasurer from our inception until January 2011 and has served as a director since our inception.  Mr. Rice is a managing partner of Capital Point Partners, a mezzanine finance company. Mr. Rice was a co-founder and has been a managing partner of RSTW Partners since 1989.  RSTW Partners is a privately held firm that, through limited partnerships, invests primarily in the subordinated debt of middle market companies located throughout the United States.  Prior to forming RSTW Partners, from 1986 to December 1988, Mr. Rice was affiliated with First Texas Merchant Banking Group, a firm that specialized in providing subordinated debt financing, and was its vice president from 1986 to 1988 and president and chief executive officer from May 1988 to December 1988.  He was also vice president of PruCapital, Inc., an investment subsidiary of The Prudential Insurance Company of America, from March 1984 to April 1986.  Mr. Rice has served as a member of the board of directors of NationsHealth, Inc. since its inception in August 2003. Mr. Rice currently serves as a member of the board of directors of Mrs. Fields Famous Brands, a producer of consumer snack food.  Mr. Rice has served or is currently serving on a number of RSTW Partners portfolio companies’ boards of directors. Mr. Rice has served on the board of the Association for Corporate Growth (Houston Chapter) and the Houston Venture Capital Board. Mr. Rice received a B.B.A. and M.B.A. from the University of Texas.

Our board of directors is divided into two classes with only one class of directors being elected in each year and each class serving a three-year term.  The term of office of the second class of directors, consisting of Jonathan J. Ledecky, will expire at the second annual meeting.  The term of the third class of directors, consisting of Don K. Rice, will expire at the third annual meeting.

Code of Ethics

In May 2006, our board of directors adopted a code of ethics that applies to our directors, officers and employees.  Requests for copies of our code of ethics should be sent in writing to Ascend Acquisition Corp., 970 West Broadway, PMB 402, Jackson, Wyoming, 83001.

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

Based solely on copies of such forms received or written representations from certain Reporting Persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2010, all filing requirements applicable to the Reporting Persons were complied with except that one Form 4 filed by Don K. Rice included two late transactions.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of March 31, 2011, 7,931,675 shares of our common stock were issued and outstanding. The table set forth below contains information regarding the beneficial ownership of our common stock as of March 31, 2011, by:

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

	Amount
	and Nature		Percentage
	of Beneficial		of Outstanding
Name and of Beneficial Owner(1)	Ownership		Common stock

Jonathan J. Ledecky	7,425,129	(2)	92.1%

Don K. Rice	0		0.0%

Ironbound Partners Fund, LLC	7,293,550		92.0%

All directors and executive officers as a group (two individuals)	7,425,129	(2)	92.1%

(1)	Unless otherwise indicated, the business address of each of the individuals is 970 West Broadway, PMB 402, Jackson, Wyoming 83001
(2)	Represents (i) 7,293,550 shares held by Ironbound Partners Fund, LLC, which Mr. Ledecky controls, and (ii) 131,579 shares issuable upon conversion of a promissory note held by Mr. Ledecky.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

On November 18, 2008, we issued a convertible promissory note (the “First Note”) to Don K. Rice,  our then sole officer and one of our directors, with a principal amount of $195,000.  The principal balance of the First Note included the principal balance of an earlier promissory note executed on June 16, 2008, plus accrued interest and additional advances made by Mr. Rice thereafter.   The First Note was due and payable in full on demand, and bore interest at the rate of 5% per annum.  At any time prior to the payment in full of the entire balance of the First Note, Mr. Rice has the option of converting all or any portion of the unpaid balance of the First Note into shares of our common stock at a conversion price equal to $0.04 per share, subject to adjustment upon certain events.  The conversion price was based on the then recent market prices and near non-liquidity of our common stock, the number of shares that would be issued and the effect that the sale of such shares would have on the market for our common stock, and the legal constraints on the sale of such shares.

In addition, in August 2009, we executed a convertible promissory note (the “Second Note”) to Don K. Rice, with a principal amount of $50,000.  The principal balance of the Second Note included the additional advances made by Mr. Rice during 2009.  The Second Note was due and payable in full on demand, and bore interest at the rate of 5% per annum.  At any time prior to the payment in full of the entire balance of the Second Note, Mr. Rice had the option of converting all or any portion of the unpaid balance of the Second Note into shares of our company’s common stock at a conversion price equal to $0.05 per share, subject to adjustment upon certain events.  The conversion price was based on the  market price at the time of the issuance of the Note.

In March 2010, we issued a convertible promissory note (the “Third Note”) to Don K. Rice, with a principal amount of $30,000.  The principal balance of the Third Note included the additional advances made by Mr. Rice during the fourth quarter of 2009 through February 2010.  The Third Note was due and payable in full on demand and bore interest at the rate of 5% per annum.  At any time prior to the payment in full of the entire balance of the Third Note, Mr. Rice had the option of converting all or any portion of the unpaid balance of the Third Note into shares of our common stock at a conversion price equal to $0.06 per share, subject to adjustment upon certain events.  The conversion price was based on the market price of the Company’s common stock at or about the time of the issuance of the Third Note.

In August 2010, we issued a convertible promissory note (the “Fourth Note”) to Don K. Rice, with a principal amount of $30,000.  The principal balance of the Fourth Note included the additional advances made by Mr. Rice from May 2010 through July 2010.  The Fourth Note was due and payable in full on demand and bore interest at the rate of 5% per annum.  At any time prior to the payment in full of the entire balance of the Fourth Note, Mr. Rice had the option of converting all or any portion of the unpaid balance of the Fourth Note into shares of our common stock at a conversion price equal to $0.05 per share, subject to adjustment upon certain events.  The conversion price was based on the market price of the Company’s common stock at or about the time of the issuance of the Fourth Note.

On January 5, 2011, we executed a convertible promissory note (the “Fifth Note” and together with the First Note, Second Note, Third Note and Fourth Note, the “Notes”) in favor of Don K Rice, a Company officer and director, representing the original principal amount of $15,000.  The principal balance of the Fifth Note included the additional advances made by Mr. Rice from August through November 2010.  The Fifth Note was due and payable in full on demand, and bore interest at the rate of five percent (5.0%) per annum.  At any time prior to the payment in full of the entire balance of the Fifth Note, Mr. Rice had the option of converting all or any portion of the unpaid balance of the Fifth Note into shares of the Company’s common stock at a conversion price equal to $0.15 per share, subject to adjustment upon certain events.  The conversion price was equal to the recent market of our common stock.

On January 12, 2011, Don K. Rice converted the entire principal balances of the Notes into an aggregate of 7,075,000 shares of our common stock.  The Notes had an aggregate outstanding principal balance of $320,000, for an average per-share conversion price of $0.045.

On March 30, 2011, we issued a convertible promissory note to Jonathan J. Ledecky, with a principal amount of $25,000.  The note is due and payable in full on demand and bears interest at the rate of 5% per annum.  At any time prior to the payment in full of the entire balance of the note, Mr. Ledecky has the option of converting all or any portion of the unpaid balance of the note into shares of the Company’s common stock at a conversion price equal to $0.19 per share, subject to adjustment upon certain events.  The conversion price was based on the market price of our common stock at the time of the issuance of the note.

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

In January 2009, we engaged GBH as our independent registered public accounting firm to audit our financial statements for the fiscal year ended December 31, 2008. GBH also audited our financial statements for the fiscal years ended December 31, 2010 and December 31, 2009.

Audit Fees

We paid GBH approximately $14,500 and $13,000 in fees for audit and review services during the years ended December 31, 2010 and 2009, respectively.

Tax Fees

We did not pay our principal accountants any fees during the years ended December 31, 2010 and December 31, 2009 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Not Applicable.

Audit Committee Approval

We currently do not have an audit committee.  However, our board of directors has approved the services described above.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following Exhibits are filed as part of this report.

Exhibit No.	Description

3.1	Second Amended and Restated Certificate of Incorporation. (1)

3.2	By-laws. (2)

4.1	Specimen Unit Certificate. (2)

4.2	Specimen Common Stock Certificate. (2)

4.3	Specimen Warrant Certificate. (2)

4.4	Form of Unit Purchase Option. (3)

4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant. (2)

4.6	Warrant Clarification Agreement, dated December 31, 2006, between the Registrant and Continental Stock Transfer & Trust Company. (3)

10.1	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders. (2)

10.2	Convertible Promissory Note dated March 30, 2011 in the original principal amount of $25,000 executed by the Company in favor of Jonathan J. Ledecky. (4)

31	Certification of Chairman, Chief Executive Officer and President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
(2) Incorporated by reference to the Registrant’s Registration Statement on Form S-1 or amendments thereto (SEC File No. 333-131529).
(3) Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 31, 2006 and filed with the SEC on January 3, 2007.
(4) Incorporated by reference to the Registrant’s Current Report on Form 8-K (as amended) dated March 30, 2011 and filed with the SEC on March 31, 2011.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASCEND ACQUISITION CORP.
By:	/s/ Jonathan J. Ledecky
Jonathan J. Ledecky
Chief Executive Officer
Date: March 31, 2011

In accordance with the Exchange Act, this report had been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Jonathan J. Ledecky
Jonathan J. Ledecky
Chief Executive Officer, (Principal executive and financial and accounting officer) and Director
Date: March 31, 2011

/s/ Don. K. Rice
Don K. Rice Director Date: March 31, 2011