Form 10-Q
period 2011-03-31
Ascend Acquisition Corp.
filed 2011-05-16
CIK 1350773

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 000-51840

ASCEND ACQUISITION CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-3881465
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

970 West Broadway, PMB 402, Jackson, WY 83001
(Address of principal executive offices)

(307) 734-2645
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  7,931,675 common shares as of May 13, 2011

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ASCEND ACQUISITION CORP.
(a corporation in the development stage)
BALANCE SHEETS
(UNAUDITED)
	March 31, 2011	December 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	$18,229	$2,577
Prepaid expenses	1,982	1,982
Total current assets	20,211	4,559
Total assets	$20,211	$4,559

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$15,887	$6,606
Advances from related party	5,400	15,000
Convertible notes payable to related party	25,000	305,000
Accrued interest on convertible notes payable to related party	14	26,829
Total current liabilities	46,301	353,435
Total liabilities	46,301	353,435

Stockholders’ Deficit:
Preferred stock, $.0001 par value, authorized 1,000,000 shares; none issued	-	-
Common stock, $.0001 par value, authorized 300,000,000 shares and issued and outstanding 7,931,675 and 856,675 shares	793	86
Additional paid-in capital	495,098	148,976
Deficit accumulated during the development stage	(521,981)	(497,938)
Total stockholders’ deficit	(26,090)	(348,876)
Total liabilities and stockholders’ deficit	$20,211	$4,559

See accompanying notes to unaudited financial statements.

ASCEND ACQUISITION CORP.
(a corporation in the development stage)
STATEMENTS OF EXPENSES
(UNAUDITED)

	Three Months Ended March 31,		December 5, 2005 (Inception) to March 31,
	2011	2010	2011

General and administrative expenses	$24,029	$15,835	$1,997,396

Operating loss	(24,029)	(15,835)	(1,997,396)

Other income (expense):
Interest income	-	-	12,689
Interest on trust fund investment	-	-	2,052,557
Interest expense	(14)	(3,346)	(175,716)
Gain on extinguishment of debt	-	-	892,597
Total other income (expense)	(14)	(3,346)	2,782,627

Income (loss) before income taxes	(24,043)	(19,181)	785,231

Income tax (provision) benefit	-	-	-

Net income (loss)	$(24,043)	$(19,181)	$785,231

Weighted average shares of common stock outstanding
Basic	7,066,953	856,675
Diluted	7,066,953	856,675

Loss per common share
Basic	$(.00)	$(.02)
Diluted	$(.00)	$(.02)

See accompanying notes to unaudited financial statements.

ASCEND ACQUISITION CORP.
(a corporation in the development stage)
STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Three Months Ended March 31,		December 5, 2005 (Inception) to March 31,
	2011	2010	2011
Cash flows from operating activities:
Net income (loss)	$(24,043)	$(19,181)	$785,231
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income on investments held in trust	-	-	(2,052,557)
Amortization of debt discount	-	-	146,250
Shares issued for service	-	-	2,726
Forfeiture of accrued interest on convertible debt	-	-	26,829
Change in operating assets and liabilities:
Prepaid expenses and other receivables	-	-	(1,982)
Accounts payable and accrued expenses	9,281	(1,312)	15,887
Accrued interest due to related party	14	3,346	14
Net cash used in operating activities	(14,748)	(17,147)	(1,077,602)

Cash flows from investing activities:
Purchase of treasury bills held in trust	-	-	(15,485,695)
Purchase of municipal securities held in trust	-	-	(30,809,507)
Sale/maturity of treasury bills held in trust	-	-	15,613,788
Sale of municipal securities held in trust	-	-	31,176,329
Purchase of Pennsylvania municipal securities held in trust	-	-	(39,005,118)
Redemption of Pennsylvania municipal securities held in trust	-	-	41,203,675
Distribution of trust assets to public shareholders	-	-	(41,128,675)
Net cash used in investing activities	-	-	(38,435,203)

Cash flows from financing activities:
Gross proceeds from initial public offering	-	-	41,400,000
Proceeds from advances and convertible notes payable to stockholder	25,000	20,000	425,000
Repayment of advances and convertible notes payable to stockholder	-	-	(80,000)
Proceeds from related party advance	5,400	-	5,400
Proceeds from sale of shares of common stock to founding stockholders	-	-	25,000
Proceeds from issuance of option	-	-	100
Proceeds from sale of insider units	-	-	1,000,002
Payment of costs of public offering	-	-	(3,244,468)
Net cash provided by financing activities	30,400	20,000	39,531,034

Net increase in cash and cash equivalents	15,652	2,853	18,229
Cash and cash equivalents at beginning of period	2,577	7,666	-
Cash and cash equivalents at end of period	$18,229	$10,519	$18,229

ASCEND ACQUISITION CORP.
(a corporation in the development stage)
STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

Supplemental disclosures of cash flow information:

	Three Months Ended March 31,		December 5, 2005 (Inception) to March 31,
	2011	2010	2011

Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-cash financing activity:
Conversion of related party advances into convertible notes	$15,000	$20,000	$320,000
Conversion of convertible notes and interest to common shares	$346,829	$-	$346,829

See accompanying notes to unaudited financial statements.

ASCEND ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.  Basis of Presentation

The financial statements at March 31, 2011 and for the three-month periods ended March 31, 2011 and 2010 and for the period from December 5, 2005 (inception) to March 31, 2011 are unaudited and include the accounts of Ascend Acquisition Corp. (a corporation in the development stage) (“the Company”).  The balance sheet at December 31, 2010 has been derived from the audited financial statements included in the Company’s 10-K filed on March 31, 2011.

In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of the Company as of March 31, 2011 and the results of its operations and its cash flows for the three-month periods ended March 31, 2011 and 2010. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year.

The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.

The Company does not expect that accounting standards or interpretations issued or recently adopted to have a material impact on the Company’s financial position, operations or cash flows.

In accordance with ASC 855, the Company evaluated subsequent events through the date these financial statements were issued. There were no material subsequent events that required recognition or additional disclosure in these financial statements

2.  Organization and Business Operations

The Company was incorporated in Delaware on December 5, 2005 as a blank check company whose objective is to acquire an operating business.

The current primary activity of the Company involves seeking a company or companies that it can acquire or with which it can merge. The Company’s plans are now only in an early stage.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As of March 31, 2011, the Company has a working capital deficiency of $26,090, has not generated operating revenues and has an accumulated deficit. The continuation of the Company as a going concern is dependent upon the continued financial support from the largest beneficial owner of the Company’s outstanding stock (who also is the Company’s sole officer and director), the ability of the Company to obtain necessary debt or equity financing to continue operations, or the acquisition of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

On January 21, 2011, the Company entered into and consummated a Stock Purchase Agreement (the “Purchase Agreement”) with Ironbound Partners Fund, LLC (“Ironbound”) and Don K. Rice, the Company’s former chief executive officer, president and treasurer.  Pursuant to the Purchase Agreement, Ironbound purchased an aggregate of 7,293,550 shares of the Company’s Common Stock from Mr. Rice for an aggregate purchase price of $310,000.    As a result, Ironbound became the owner of approximately 92% of the Company’s Common Stock and Jonathan J. Ledecky, Ironbound’s managing member, became the Company’s sole officer and director.

3.  Convertible Notes Payable to Related Party

In November 2008, the Company issued a convertible promissory note (the “First Note”) to Mr. Rice with a principal amount of $195,000.  The principal balance of the First Note included the principal balance of an earlier promissory note executed on June 16, 2008, plus accrued interest and additional advances made by Mr. Rice thereafter.   The First Note was due and payable in full on demand, and bore interest at the rate of 5% per annum.  At any time prior to the payment in full of the entire balance of the First Note, Mr. Rice had the option of converting all or any portion of the unpaid balance of the First Note into shares of the Company’s Common Stock at a conversion price equal to $0.04 per share, subject to adjustment upon certain events.  The conversion price was based on the then recent market prices and near non-liquidity of the Company’s Common Stock, the number of shares that would be issued and the effect that the sale of such shares would have on the market for the Company’s Common Stock, and the legal constraints on the sale of such shares.  The Company evaluated the terms of the First Note and concluded that the First Note did not result in a derivative; however, the Company concluded that there was a beneficial conversion feature since the First Note was convertible into shares of the Company’s Common Stock at a discount to the market value of the common stock.  The discount related to the beneficial conversion feature was valued at $146,250 at inception based on the intrinsic value of the discount.  The discount was fully amortized at December 31, 2008 due to the short-term nature of the First Note.    For the year ended December 31, 2008, $146,250 was charged to interest expense associated with the amortization of the debt discount resulting in an effective interest rate of approximately 77%.

In August 2009, the Company executed a convertible promissory note (the “Second Note”) to Mr. Rice, with a principal amount of $50,000.  The principal balance of the Second Note included additional advances made by Mr. Rice during 2009.  The Second Note was due and payable in full on demand, and bore interest at the rate of 5% per annum.  At any time prior to the payment in full of the entire balance of the Second Note, Mr. Rice had the option of converting all or any portion of the unpaid balance of the Second Note into shares of the Company’s common stock at a conversion price equal to $0.05 per share, subject to adjustment upon certain events.  The conversion price was based on the then market price of the Company’s Common Stock.  The Company evaluated the terms of the Second Note and concluded that the Second Note did not result in a derivative and that there was not a beneficial conversion feature.

In March 2010, the Company issued a convertible promissory note (the “Third Note”) to Mr. Rice, with a principal amount of $30,000.  The principal balance of the Third Note included additional advances made by Mr. Rice during the fourth quarter of 2009 through February 2010.  The Third Note was due and payable in full on demand and bore interest at the rate of 5% per annum.  At any time prior to the payment in full of the entire balance of the Third Note, Mr. Rice had the option of converting all or any portion of the unpaid balance of the Third Note into shares of the Company’s Common Stock at a conversion price equal to $0.06 per share, subject to adjustment upon certain events.  The conversion price was based on the then market price of the Company’s Common Stock.  The Company evaluated the terms of the Third Note and concluded that the Third Note did not result in a derivative and that there was not a beneficial conversion feature.

In August 2010, the Company issued a convertible promissory note (the “Fourth Note”) to Mr. Rice, with a principal amount of $30,000.  The principal balance of the Fourth Note included additional advances made by Mr. Rice from May 2010 through July 2010.  The Fourth Note was due and payable in full on demand and bore interest at the rate of 5% per annum.  At any time prior to the payment in full of the entire balance of the Fourth Note, Mr. Rice had the option of converting all or any portion of the unpaid balance of the Fourth Note into shares of the Company’s common stock at a conversion price equal to $0.05 per share, subject to adjustment upon certain events.  The conversion price was based on the market price of the Company’s Common Stock at or about the time of the issuance of the Fourth Note.  The Company evaluated the terms of the Fourth Note and concluded that the Fourth Note did not result in a derivative and that there was not a beneficial conversion feature.

In January 2011, the Company issued a convertible promissory note (the “Fifth Note” and together with the First Note, Second Note, Third Note and Fourth Note, the “Notes”) to Mr. Rice, with a principal amount of $15,000.  The principal balance of the Fifth Note included additional advances made by Mr. Rice during August and November 2010.  The Fifth Note was due and payable in full on demand and bore interest at the rate of 5% per annum.  At any time prior to the payment in full of the entire balance of the Fifth Note, Mr. Rice had the option of converting all or any portion of the unpaid balance of the Fifth Note into shares of the Company’s common stock at a conversion price equal to $0.15 per share, subject to adjustment upon certain events.  The conversion price was based on the market price of the Company’s Common Stock at or about the time of the issuance of the Fifth Note.  The Company evaluated the terms of the Fifth Note and concluded that the Fifth Note did not result in a derivative and that there was not a beneficial conversion feature.

On January 12, 2011, Mr. Rice converted the entire principal balances of the Notes into an aggregate of 7,075,000 shares of Common Stock of the Company.  The Notes had an aggregate outstanding principal balance of $320,000, for an average per-share conversion price of $0.045.  Additionally, the accrued interest on the Notes totaling $26,829 was forfeited and charged to interest expense and credited to additional paid in capital as part of the cost of securities issued.

In March 2011, the Company executed a convertible promissory note in favor of Jonathan J. Ledecky, with a principal amount of $25,000.  The note is due and payable in full on demand and bears an interest rate of 5% per annum.  At any time prior to the payment in full of the entire balance of the note, Mr. Ledecky has the option of converting all or any portion of the unpaid balance of the note into shares of the Company’s Common Stock at a conversion price equal to $0.19 per share, subject to adjustment upon certain events.  The conversion price was based on the market price of the Company’s Common Stock at the time of the issuance of the note.  Based on the current conversion price, if Mr. Ledecky converts the entire principal balance of the note, he would receive 131,579 shares of the Company’s Common Stock.

4.  Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Quarter Ended March 31, 2011	Quarter Ended March 31, 2010

Numerator: Net income (loss), basic	$(24,043)		$(19,181)

Numerator: Adjusted net income (loss), Diluted	$(24,043)		$(19,181)

Denominator: Average common shares outstanding – basic	7,066,953		856,675

Denominator: Average common shares outstanding – diluted	7,066,953		856,675

Basic earnings (loss) per share	$(.00)	$	( .02)

Diluted earnings (loss) per share	$(.00)	$	(. 02)

For periods where losses are reported, adjustments that would decrease net loss or increase the weighted-average number of common shares outstanding due to the effect of common stock equivalents are excluded from the diluted loss per share calculation, because their inclusion would be anti-dilutive. Diluted loss per share does not include the effect of the convertible notes payable to a related party that may be converted to 131,579 and 6,375,000 common shares for the periods ended March 31, 2011 and 2010, respectively; the related interest expense for the periods ended March 31, 2011 and 2010 of $14 and $3,346, respectively, is also excluded from the calculation of diluted loss per share, since their inclusion would be anti-dilutive. Additionally, for the periods ended March 31, 2011 and 2010 diluted loss per share excludes common stock purchase warrants to purchase 60,000 and 1,473,334 shares of common stock because the exercise prices of the warrants were in excess of the related market value.

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

 Because we were unable to consummate our business combination prior to May 17, 2008, our board of directors contemplated alternatives for preserving value for stockholders.  Ultimately, the board of directors proposed to amend our certificate of incorporation:

*	to permit the continuance of our company as a corporation beyond the time then specified in our certificate of incorporation without the limitations related to the Offering;

*	to increase the authorized shares of common stock from 30,000,000 shares to 300,000,000 shares of common stock; and

•
to effect a one-for-ten reverse stock split of our common stock, in which every 10 shares of Common Stock outstanding as of the effective date of the amendment will be converted into one share of Common Stock.

Our stockholders approved all of these amendments at a special meeting held on September 4, 2008.  In addition to these amendments, on September 18, 2008 we distributed the amounts in the Trust Fund established by us at the consummation of the Offering and into which a certain amount of the net proceeds of the Offering were deposited (the “Trust Fund”).  The aggregate amount in the Trust Fund was approximately $41,128,676 or approximately $5.96 per original share of common stock issued in the Offering (“IPO Shares”).  Only holders of our IPO Shares received proceeds from the distribution of the Trust Fund.

Since such time, we have been seeking to acquire a business or company or identify some other opportunity for us and our shareholders’ benefit.

To supplement our working capital needs, Don K. Rice, a former member of the board of directors and our former chief executive officer, president and treasurer, loaned us an aggregate of $320,000 in exchange for convertible promissory notes (“Notes”) which was convertible into an aggregate of 7,075,000 shares of our Common Stock (the “Note Shares”), at an average conversion price of approximately $0.045 per share.

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

Additionally, pursuant to the Purchase Agreement:

·	Mr. Rice resigned from all of his positions with us;
·	Stephen Brown, a member of the board, resigned from his position; and
·	Jonathan J. Ledecky, the sole manager of the Purchaser, was appointed as a member of the board and as our chief executive officer.

Accordingly, Mr. Ledecky is now our sole officer and director.  The transactions discussed above have not changed our “shell company” status.  As a result, we will continue to seek to acquire a business or company or other opportunity for us and our shareholders’ benefit.

Results of Operations

Quarter Ended March 31, 2011 Compared to the Quarter Ended March 31, 2010

General and administrative expenses for the quarter ended March 31, 2011 were $24,029 compared to $15,835 for the quarter ended March 31, 2010, an increase of $8,194.  Included in these expenses were legal and professional fees which amounted to $18,500 during the first quarter of 2011 compared to $8,500 during the first quarter of 2010. The quarter ended March 31, 2011 included audit, accounting, and legal fees related to the 2010 audit and additional legal fees related to the Purchase Agreement.  The remaining general and administrative expenses of $5,529 for the first quarter of 2011 included insurance expense, trustee expense and SEC expenses.  Other expenses of $14 during the first quarter of 2011 compared to $3,346 during the first quarter of 2010, a decrease of $3,332, represented interest expense on our outstanding Notes.

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. As of March 31, 2011, we had a working capital deficiency of $26,090, had not generated operating revenues and had an accumulated deficit. Our continuation as a going concern is dependent upon the continued financial support from our stockholders, our ability to obtain necessary debt or equity financing to continue operations, or the acquisition of profitable operations. These factors raise substantial doubt regarding our ability to continue as a going concern.

Off-balance Sheet Arrangements

Options and warrants issued in conjunction with our initial public offering are equity-linked financial instruments and, accordingly, represent off-balance sheet arrangements.  The options and warrants are not accounted for as derivatives, but instead are accounted for as equity.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011. The evaluation was conducted under the supervision and with the participation of management, including our chief executive officer. Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including the chief executive officer, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of disclosure controls and procedures includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report that is set forth in our Annual Report on Form 10-K.

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

Our chief executive officer has concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management required by Rules 13a-15 and 15d-15 under the Exchange Act, that as of March 31, 2011, our disclosure controls and procedures were not effective due to the material weaknesses described in Management's Report on Internal Control over Financial Reporting contained in the Company’s 2010 Annual Report on Form 10-K.

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

There have not been any changes in the Company's internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during its first fiscal quarter of 2011 that have materially affected, or are reasonably likely to materially affect its internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.  Exhibits.

Exhibit No.	Description

31	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASCEND ACQUISITION CORP.
By:	/s/ Jonathan J. Ledecky
Jonathan J. Ledecky
Chief Executive Officer
(Principal executive officer and principal financial and accounting officer)

Date:  May 13, 2011