Form 10-Q
period 2011-06-30
Ascend Acquisition Corp.
filed 2011-08-15
CIK 1350773

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

(307) 734-2645
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  8,731,675 common shares as of August 15, 2011

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ASCEND ACQUISITION CORP.
(a corporation in the development stage)
BALANCE SHEETS
(UNAUDITED)

	June 30, 2011	December 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	$2,553	$2,577
Prepaid expenses	1,982	1,982
Total assets	$4,535	$4,559

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$4,592	$6,606
Advances from related party	15,400	15,000
Convertible notes payable to related party	25,000	305,000
Accrued interest on convertible notes payable to related party	325	26,829
Total liabilities	45,317	353,435

Stockholders’ Deficit:
Preferred stock, $0.0001 par value, authorized 1,000,000 shares; none issued	-	-
Common stock, $0.0001 par value, authorized 300,000,000 shares and issued and outstanding 7,931,675 and 856,675 shares	793	86
Additional paid-in capital	495,098	148,976
Deficit accumulated during the development stage	(536,673)	(497,938)
Total stockholders’ deficit	(40,782)	(348,876)

Total liabilities and stockholders’ deficit	$4,535	$4,559

See accompanying notes to unaudited financial statements.

ASCEND ACQUISITION CORP.
(a corporation in the development stage)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,		December 5, 2005 (Inception) to June 30,
	2011	2010	2011	2010	2011

General and administrative expenses	$14,381	$26,561	$38,410	$42,396	$2,011,777

Operating loss	(14,381)	(26,561)	(38,410)	(42,396)	(2,011,777)

Other income (expense):
Interest income	-	-	-	-	12,689
Interest on trust fund investment	-	-	-	-	2,052,557
Interest expense	(311)	(3,624)	(325)	(6,970)	(175,527)
Gain on extinguishment of debt	-	-	-	-	892,597
Total other income (expense)	(311)	(3,624)	(325)	(6,970)	2,782,316

Income (loss) before income taxes	(14,692)	(30,185)	(38,735)	(49,366)	770,539

Income tax	-	-	-	-	-

Net income (loss)	$(14,692)	$(30,185)	$(38,735)	$(49,366)	$770,539

Weighted average shares of common stock outstanding
Basic	7,931,675	856,675	7,501,703	856,675
Diluted	7,931,675	856,675	7,501,703	856,675

Loss per common share
Basic	$(0.00)	$(0.04)	$(0.01)	$(0.06)
Diluted	$(0.00)	$(0.04)	$(0.01)	$(0.06)

ASCEND ACQUISITION CORP.
(a corporation in the development stage)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,		December 5, 2005 (Inception) to June 30,
	2011	2010	2011
Cash flows from operating activities:
Net income (loss)	$(38,735)	$(49,366)	$770,539
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income on investments held in trust	-	-	(2,052,557)
Amortization of debt discount	-	-	146,250
Shares issued for service	-	-	2,726
Forfeiture of accrued interest on convertible debt	-	-	26,829
Change in operating assets and liabilities:
Prepaid expenses and other receivables	-	-	(1,982)
Accounts payable and accrued expenses	(2,014)	5,250	4,592
Accrued interest due to related party	325	6,970	325
Net cash used in operating activities	(40,424)	(37,146)	(1,103,278)

Cash flows from investing activities:
Purchase of treasury bills held in trust	-	-	(15,485,695)
Purchase of municipal securities held in trust	-	-	(30,809,507)
Sale/maturity of treasury bills held in trust	-	-	15,613,788
Sale of municipal securities held in trust	-	-	31,176,329
Purchase of Pennsylvania municipal securities held in trust	-	-	(39,005,118)
Redemption of Pennsylvania municipal securities held in trust	-	-	41,203,675
Distribution of trust assets to public shareholders	-	-	(41,128,675)
Net cash used in investing activities	-	-	(38,435,203)

Cash flows from financing activities:
Gross proceeds from initial public offering	-	-	41,400,000
Proceeds from advances and convertible notes payable to stockholder	40,400	30,000	440,400
Repayment of advances and convertible notes payable to stockholder	-	-	(80,000)
Proceeds from sale of shares of common stock to founding stockholders	-	-	25,000
Proceeds from issuance of option	-	-	100
Proceeds from sale of insider units	-	-	1,000,002
Payment of costs of public offering	-	-	(3,244,468)
Net cash provided by financing activities	40,400	30,000	39,541,034

Net increase (decrease) in cash and cash equivalents	(24)	(7,146)	2,553
Cash and cash equivalents at beginning of period	2,577	7,666	-
Cash and cash equivalents at end of period	$2,553	$520	$2,553

ASCEND ACQUISITION CORP.
(a corporation in the development stage)
STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Six Months Ended June 30,		December 5, 2005 (Inception) to June 30,
	2011	2010	2011
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-cash financing activity:
Conversion of related party advances into convertible notes	$40,000	$20,000	$345,000
Conversion of convertible notes and interest to common shares	$346,829	$-	$346,829

ASCEND ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.  Basis of Presentation

The financial statements at June 30, 2011 and for the three and six month periods ended June 30, 2011 and 2010 and for the period from December 5, 2005 (inception) to June 30, 2011 are unaudited and include the accounts of Ascend Acquisition Corp. (a corporation in the development stage) (“the Company”).  The balance sheet at December 31, 2010 has been derived from the audited financial statements included in the Company’s 10-K filed on March 31, 2011.

In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of the Company as of June 30, 2011 and the results of its operations and its cash flows for the three and six month periods ended June 30, 2011 and 2010. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full year.

The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.

The Company does not expect that accounting standards or interpretations issued or recently adopted will have a material impact on the Company’s financial position, operations or cash flows.

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As of June 30, 2011, the Company has a working capital deficiency of $40,782, has not generated operating revenues and has an accumulated deficit. The continuation of the Company as a going concern is dependent upon the continued financial support from the largest beneficial owner of the Company’s outstanding stock (who also is the Company’s sole officer and director), the ability of the Company to obtain necessary debt or equity financing to continue operations, or the acquisition of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

3.  Convertible Notes Payable to Related Party

In November 2008, the Company issued a convertible promissory note (the “First Note”) to Mr. Rice with a principal amount of $195,000.  The principal balance of the First Note included the principal balance of an earlier promissory note executed on June 16, 2008, plus accrued interest and additional advances made by Mr. Rice thereafter.   The First Note was due and payable in full on demand, and bore interest at the rate of 5% per annum.  At any time prior to the payment in full of the entire balance of the First Note, Mr. Rice had the option of converting all or any portion of the unpaid balance of the First Note into shares of the Company’s Common Stock at a conversion price equal to $0.04 per share, subject to adjustment upon certain events.  The conversion price was based on the then recent market prices and near non-liquidity of the Company’s Common Stock, the number of shares that would be issued and the effect that the sale of such shares would have on the market for the Company’s Common Stock, and the legal constraints on the sale of such shares.  The Company evaluated the terms of the First Note and concluded that the First Note did not result in a derivative; however, the Company concluded that there was a beneficial conversion feature since the First Note was convertible into shares of the Company’s Common Stock at a discount to the then market value of the common stock.  The discount related to the beneficial conversion feature was valued at $146,250 at inception based on the intrinsic value of the discount.  The discount was fully amortized at December 31, 2008 due to the short-term nature of the First Note.    For the year ended December 31, 2008, $146,250 was charged to interest expense associated with the amortization of the debt discount resulting in an effective interest rate of approximately 77%.

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

On January 12, 2011, Mr. Rice converted the entire principal balances of the Notes into an aggregate of 7,075,000 shares of Common Stock of the Company.  The Notes had an aggregate outstanding principal balance of $320,000, for an average per-share conversion price of $0.045.  Additionally, the accrued interest on the Notes totaling $26,829 was forfeited and credited to additional paid-in capital as part of the consideration for the securities issued.

In March 2011, the Company executed a convertible promissory note (the “March 2011 Note”) in favor of Jonathan J. Ledecky, with a principal amount of $25,000.  The March 2011 Note was due and payable in full on demand and bore an interest rate of 5% per annum.  At any time prior to the payment in full of the entire balance of the note, Mr. Ledecky had the option of converting all or any portion of the unpaid balance of the March 2011 Note into shares of the Company’s Common Stock at a conversion price equal to $0.19 per share, subject to adjustment upon certain events.  The conversion price was based on the market price of the Company’s Common Stock at the time of the issuance of the March 2011 Note.

On June 30, 2011, Mr. Ledecky advanced the Company an additional $10,000 to cover its working capital requirements.  On July 19, 2011, the Company executed a convertible promissory note (the “July 2011 Note”) in favor of Mr. Ledecky to evidence this advance.  The July 2011 Note was due and payable in full on demand and bore an interest rate of 5% per annum.  At any time prior to the payment in full of the entire balance of the July 2011 Note, Mr. Ledecky had the option of converting all or any portion of the unpaid balance of the note into shares of the Company’s Common Stock at a conversion price equal to $0.20 per share, subject to adjustment upon certain events.  The conversion price was at a premium to the market price of the Company’s Common Stock at the time of the issuance of the July 2011 Note.

On July 27, 2011, Mr. Ledecky converted the $25,000 principal amount of the March 2011 Note and the $10,000 principal amount of the July 2011 Note into an aggregate of 175,000 shares of Common Stock of the Company, or $0.20 per share.  Although the March 2011 Note had a conversion price of $0.19, Mr. Ledecky voluntarily converted such note into Common Stock at $0.20 per share.  Additionally, the accrued interest on the notes totaling $380 was forfeited and credited to additional paid in capital as part of the consideration for the securities issued.

4.  Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010

Numerator: Net loss, basic	$(14,692)	$(30,185)	$(38,735)	$(49,366)

Numerator: Net loss, diluted	$(14,692)	$(30,185)	$(38,735)	$(49,366)

Denominator: Average common shares outstanding – basic	7,931,675	856,675	7,501,703	856,675

Denominator: Average common shares outstanding – diluted	7,931,675	856,675	7,501,703	856,675

Basic loss per share	$(0.00)	$(0.04)	$(0.01)	$(0.06)

Diluted loss per share	$(0.00)	$(0.04)	$(0.01)	$(0.06)

For periods where losses are reported, adjustments that would decrease net loss or increase the weighted-average number of common shares outstanding due to the effect of common stock equivalents are excluded from the diluted loss per share calculation, because their inclusion would be anti-dilutive. Diluted loss per share does not include the effect of the convertible notes payable to a related party that may be converted to 131,579 and 6,375,000 common shares for the three and six months periods ended June 30, 2011 and 2010, respectively; the related interest expense for the three and six month periods ended June 30, 2011 and 2010 is also excluded from the calculation of diluted loss per share, since their inclusion would be anti-dilutive. Additionally, for the periods ended June 30, 2010 diluted loss per share excludes common stock purchase warrants to purchase 60,000 shares of common stock because the exercise prices of the warrants were in excess of the related market value.

5.  Subsequent Events

As described above in Note 3, on July 27, 2011, Mr. Ledecky converted the $10,000 principal amount of the July 2011 Note and the $25,000 principal amount of the March 2011 Note into an aggregate of 175,000 shares of common stock of the Company.

Also on July 27, 2011, the Company sold an aggregate of 625,000 shares of common stock to three accredited investors on a private placement basis, for an aggregate purchase price of $125,000, or $0.20 per share.

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

General

We were formed on December 5, 2005 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with a currently unidentified operating business.  The registration statement for our initial public offering ("the Offering") was declared effective May 11, 2006.  On May 17, 2006, we sold 6,000,000 units in the Offering and on May 22, 2006, we sold 900,000 units in the Offering. The total units sold of 6,900,000 include all of the 900,000 units subject to the underwriters’ overallotment option.  Each of our units originally consisted of one share of our common stock, $0.0001 par value per share, and two redeemable common stock purchase warrants.  Each warrant originally entitled the holder to purchase from us one share of common stock at an exercise price of $5.00. We received net proceeds of approximately $37,203,000 from the Offering.  All activity from December 5, 2005 through May 17, 2006 related to our formation and initial public offering.

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

Our stockholders approved all of these amendments at a special meeting held on September 4, 2008. In addition to these amendments, on September 18, 2008 we distributed the amounts in the Trust Fund established by us at the consummation of the Offering and into which a certain amount of the net proceeds of the Offering were deposited (the “Trust Fund”). The aggregate amount in the Trust Fund was approximately $41,128,675 or approximately $5.96 per original share of common stock issued in the Offering (“IPO Shares”). Only holders of our IPO Shares received proceeds from the distribution of the Trust Fund.

Since such time, we have been seeking to acquire a business or company or identify some other opportunity for us and our shareholders’ benefit.

To supplement our working capital needs, Don K. Rice, a former member of the board of directors and our former chief executive officer, president and treasurer, loaned us an aggregate of $320,000 in exchange for convertible promissory notes (“Notes”) which were convertible into an aggregate of 7,075,000 shares of our Common Stock (the “Note Shares”), at an average conversion price of approximately $0.045 per share.

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

Results of Operations

Quarter Ended June 30, 2011 Compared to the Quarter Ended June 30, 2010

General and administrative expenses for the quarter ended June 30, 2011 were $14,381 compared to $26,561 for the quarter ended June 30, 2010, a decrease of $12,180.  Legal and professional fees amounted to $7,335 during the second quarter of 2011 compared to $20,500 during the second quarter of 2010, a decrease of $13,165.  This decrease is due to the reduction in legal services which were rendered in 2010 on behalf of the Company with respect to a proposed merger transaction, which was terminated on July 31, 2010. Other operating expenses (including bank charges, insurance and office) totaled $7,046 during the second quarter of 2011 compared to $6,061 during the second quarter of 2010, an increase of $985.

During the second quarter of 2011 and 2010, we had convertible notes payable outstanding to Jonathan J. Ledecky in 2011 and Don K. Rice in 2010.  In the second quarter of 2011, $311 of interest expense was recorded on these loans compared to $3,624 accrued in the second quarter of 2010.

Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

General and administrative expenses for the six months ended June 30, 2011 were $38,410 compared to $42,396 for the six months ended June 30, 2010, a decrease of $3,986.  Legal and professional fees amounted to $25,835 during the first half of 2011 compared to $29,000 for the first half of 2010, a decrease of $3,165.  This decrease is due to the reduction in legal services which were rendered in 2010 on behalf of the Company with respect to a proposed merger transaction, which was terminated on July 31, 2010.  Other operating expenses (including bank charges, insurance and office) totaled $12,575 during the first half 2011 compared to $13,396 during the first half 2010, a decrease of $821.

During the first half of 2011 and 2010, we had convertible notes payable outstanding to Jonathan J. Ledecky and Don K. Rice, respectively.  For the six months ended June 30, 2011, $325 of interest expense was recorded on these loans compared to $6,970 accrued in the first six months of 2010.

Liquidity and Capital Resources

Currently, we have only a minimal amount of cash on hand. We have in the past relied, and will continue to rely, on loans from our officers, directors and stockholders (which such loans may or may not be convertible into our securities) to supplement our working capital needs.  To this end, Jonathan J. Ledecky advanced to us $25,000 and $10,000 on March 30, 2011 and June 30, 2011, respectively, to supplement our working capital needs.  The loans were evidenced by promissory notes, bearing interest at a rate of 5%, that were convertible at the option of Mr. Ledecky into shares of our common stock.  In July 2011, Mr. Ledecky converted such notes into an aggregate of 175,000 shares of common stock at $0.20 per share.  In July 2011, we sold 625,000 shares to three accredited investors in a private placement for an aggregate purchase price of $125,000, or $0.20 per share.

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. As of June 30, 2011, we had a working capital deficiency of $40,782, had not generated operating revenues and had an accumulated deficit. Our continuation as a going concern is dependent upon the continued financial support from our stockholders, our ability to obtain necessary debt or equity financing to continue operations, or the acquisition of profitable operations. These factors raise substantial doubt regarding our ability to continue as a going concern.

Off-balance Sheet Arrangements

Options and warrants issued in conjunction with our initial public offering are equity-linked financial instruments and, accordingly, represent off-balance sheet arrangements.  The options and warrants are not accounted for as derivatives, but instead are accounted for as equity.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011. The evaluation was conducted under the supervision and with the participation of management, including our chief executive officer. Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including the chief executive officer, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of disclosure controls and procedures includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report that is set forth in our Annual Report on Form 10-K.

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

Our chief executive officer has concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management required by Rules 13a-15 and 15d-15 under the Exchange Act, that as of June 30, 2011, our disclosure controls and procedures were not effective due to the material weaknesses described in Management's Report on Internal Control over Financial Reporting contained in the Company’s 2010 Annual Report on Form 10-K.

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

There have not been any changes in the Company's internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during its second fiscal quarter of 2011 that have materially affected, or are reasonably likely to materially affect its internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.  Exhibits.

Exhibit No.	Description

31	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2011, formatted in XBRL: (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Cash Flows and (iv) Notes to Unaudited Financial Statements, as blocks of text and in detail.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*   As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASCEND ACQUISITION CORP.
By:	/s/ Jonathan J. Ledecky
Jonathan J. Ledecky
Chief Executive Officer (Principal executive officer and principal financial and accounting officer)

Date:  August 15, 2011