Form 10-Q
period 2011-09-30
Ascend Acquisition Corp.
filed 2011-11-14
CIK 1350773

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  8,731,675 common shares as of November 11, 2011

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ASCEND ACQUISITION CORP.
(a corporation in the development stage)
BALANCE SHEETS
(UNAUDITED)

	September 30, 2011	December 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	$117,629	$2,577
Prepaid expenses	1,982	1,982
Total assets	$119,611	$4,559

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities: Accounts payable and accrued expenses	$1,880	$6,606
Advances from related party	1,626	15,000
Convertible notes payable to related party	-	305,000
Accrued interest on convertible notes payable to related party	-	26,829
Total liabilities	3,506	353,435

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value, authorized 1,000,000 shares; none issued	-	-
Common stock, $0.0001 par value, authorized 300,000,000 shares; issued and outstanding 8,731,675 and 856,675 shares	874	86
Additional paid-in capital	655,397	148,976
Deficit accumulated during the development stage	(540,166)	(497,938)
Total stockholders’ equity (deficit)	116,105	(348,876)

Total liabilities and stockholders’ equity (deficit)	$119,611	$4,559

See accompanying notes to unaudited financial statements.

ASCEND ACQUISITION CORP.
(a corporation in the development stage)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,		December 5, 2005 (Inception) to September 30,
	2011	2010	2011	2010	2011

General and administrative expenses	$3,443	$10,686	$41,853	$53,082	$2,015,220

Operating loss	(3,443)	(10,686)	(41,853)	(53,082)	(2,015,220)

Other income (expense):
Interest income	5	-	5	-	12,694
Interest on trust fund investment	-	-	-	-	2,052,557
Interest expense	(55)	(3,858)	(380)	(10,828)	(175,582)
Gain on extinguishment of debt	-	-	-	-	892,597
Total other income (expense)	(50)	(3,858)	(375)	(10,828)	2,782,266

Income (loss) before income taxes	(3,493)	(14,544)	(42,228)	(63,910)	767,046

Income tax benefit (expense)	-	-	-	-	-

Net income (loss)	$(3,493)	$(14,544)	$(42,228)	$(63,910)	$767,046

Weighted average shares of common
stock outstanding
Basic	8,505,588	856,675	7,840,008	856,675
Diluted	8,505,588	856,675	7,840,008	856,675

Loss per common share Basic	$(0.00)	$(0.02)	$(0.01)	$(0.07)
Diluted	$(0.00)	$(0.02)	$(0.01)	$(0.07)

See accompanying notes to unaudited financial statements.

ASCEND ACQUISITION CORP.
(a corporation in the development stage)
STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Nine Months Ended September 30,		December 5, 2005 (Inception) to September 30,
	2011	2010	2011
Cash flows from operating activities:
Net income (loss)	$(42,228)	$(63,910)	$767,046
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income on investments held in trust	-	-	(2,052,557)
Amortization of debt discount	-	-	146,250
Shares issued for service	-	-	2,726
Forfeiture of accrued interest on convertible debt	380	-	27,209
Change in operating assets and liabilities:	-	-
Prepaid expenses and other receivables	-	-	(1,982)
Accounts payable and accrued expenses	(8,500)	3,588	(1,894)
Accrued interest due to related party	-	10,828	-
Net cash used in operating activities	(50,348)	(49,494)	(1,113,202)

Cash flows from investing activities:
Purchase of treasury bills held in trust	-	-	(15,485,695)
Purchase of municipal securities held in trust	-	-	(30,809,507)
Sale/maturity of treasury bills held in trust	-	-	15,613,788
Sale of municipal securities held in trust	-	-	31,176,329
Purchase of Pennsylvania municipal securities held in trust	-	-	(39,005,118)
Redemption of Pennsylvania municipal securities held in trust	-	-	41,203,675
Distribution of trust assets to public shareholders	-	-	(41,128,675)
Net cash used in investing activities	-	-	(38,435,203)

Cash flows from financing activities:
Gross proceeds from initial public offering	-	-	41,400,000
Proceeds from advances and convertible notes payable to stockholder	40,400	50,000	440,400
Repayment of advances and convertible notes payable to stockholder	-	-	(80,000)
Proceeds from sale of shares of common stock to founding stockholders	-	-	25,000
Proceeds from private placement	125,000	-	125,000
Proceeds from issuance of option	-	-	100
Proceeds from sale of insider units	-	-	1,000,002
Payment of costs of public offering	-	-	(3,244,468)
Net cash provided by financing activities	165,400	50,000	39,666,034

Net increase in cash and cash equivalents	115,052	506	117,629
Cash and cash equivalents at beginning of period	2,577	7,666	-
Cash and cash equivalents at end of period	$117,629	$8,172	$117,629

ASCEND ACQUISITION CORP.
(a corporation in the development stage)
STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Nine Months Ended September 30,		December 5, 2005 (Inception) to September 30,
	2011	2010	2011
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-cash financing activity:
Conversion of related party advances into convertible notes	$355,000	$50,000	$355,000
Conversion of convertible notes and interest to common shares	$382,209	$-	$382,209
Beneficial conversion feature	$-	$-	$146,250

See accompanying notes to unaudited financial statements.

ASCEND ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.  Basis of Presentation

The financial statements at September 30, 2011 and for the three-month and nine-month periods ended September 30, 2011 and 2010 and for the period from December 5, 2005 (inception) to September 30, 2011 are unaudited and include the accounts of Ascend Acquisition Corp. (a corporation in the development stage) (“the Company”).  The balance sheet at December 31, 2010 has been derived from the audited financial statements included in the Company’s 10-K filed on March 31, 2011.

In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of the Company as of September 30, 2011 and the results of its operations and its cash flows for the three-month and nine-month periods ended September 30, 2011 and 2010. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full year.

The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As of September 30, 2011, the Company has not generated operating revenues and has an accumulated deficit. The continuation of the Company as a going concern is dependent upon the continued financial support from the largest beneficial owner of the Company’s outstanding stock (who also is the Company’s sole officer and director), the ability of the Company to obtain necessary debt or equity financing to continue operations, or the acquisition of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

On January 12, 2011, Mr. Rice converted the entire principal balances of the Notes into an aggregate of 7,075,000 shares of Common Stock of the Company.  The Notes had an aggregate outstanding principal balance of $320,000, for an average per-share conversion price of $0.045.  Additionally, the accrued interest on the Notes totaling $26,829 was forfeited and credited to additional paid-in capital as part of the proceeds from securities issued.

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

On July 27, 2011, Mr. Ledecky converted the $25,000 principal amount of the March 2011 Note and the $10,000 principal amount of the June 2011 Note into an aggregate of 175,000 shares of Common Stock of the Company, or $0.20 per share.  Although the March 30, 2011 note had a conversion price of $0.19, Mr. Ledecky voluntarily converted such note into Common Stock at $0.20 per share.  Additionally, the accrued interest on the notes totaling $380 was forfeited and credited to additional paid-in capital as part of the cost of securities issued.

4.  Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Quarter Ended September 30, 2011	Quarter Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010

Numerator: Net loss, basic	$(3,493)	$(14,544)	$(42,228)	$(63,910)

Numerator: Net loss, diluted	$(3,493)	$(14,544)	$(42,228)	$(63,910)

Denominator: Average common shares outstanding – basic	8,505,588	856,675	7,840,008	856,675

Denominator: Average common shares outstanding – diluted	8,505,588	856,675	7,840,008	856,675

Basic loss per share	$(0.00)	$(0.02)	$(0.01)	$(0.07)

Diluted loss per share	$(0.00)	$(0.02)	$(0.01)	$(0. 07)

For periods where losses are reported, adjustments that would decrease net loss or increase the weighted-average number of common shares outstanding due to the effect of common stock equivalents are excluded from the diluted loss per share calculation, because their inclusion would be anti-dilutive. For the periods ended September 30, 2011 and 2010, diluted loss per share excludes common stock purchase warrants to purchase 60,000 and 1,473,334 shares of common stock because the exercise prices of the warrants were in excess of the related market value.

5.  Stockholders’ Equity (Deficit)

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

Results of Operations

Quarter Ended September 30, 2011 Compared to the Quarter Ended September 30, 2010

General and administrative expenses for the quarter ended September 30, 2011 were $3,443 compared to $10,686 for the quarter ended September 30, 2010, a decrease of  $7,243.  Legal and professional fees amounted to $8,346 during the third quarter of 2011 compared to $4,500 during the third quarter of 2010, an increase of $3,846.  During the third quarter of 2011, we reversed insurance expense in the amount of $6,939 compared to actual expense incurred during the third quarter of 2010 in the amount of $4,163, a decrease of $11,102.  Other operating expenses (including bank charges, trustee expense and SEC expense) totaled $2,036 during the third quarter of 2011 compared to $2,023 during the third quarter of 2011, an increase of $13.

During the third quarter of 2011 and 2010, we had convertible notes payable outstanding to Jonathan J. Ledecky in 2011 and Don K. Rice in 2010.  In the third quarter of 2011, $55 of interest expense was recorded on these loans compared to $3,858 accrued in the third quarter of 2010.  The decrease was primarily the result of notes converted to common shares in January 2011.

Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

General and administrative expenses for the nine months ended September 30, 2011 were $41,853 compared to $53,082 for the nine months ended September 30, 2010, a decrease of $11,229.  Legal and professional fees amounted to $34,181 during the first nine months of 2011 compared to $33,500 for the first nine months of 2010, an increase of $681.  Insurance expense for the nine months ended September 30, 2011 was $1,388 compared to $12,490 for the nine months ended September 30, 2010, a decrease of $11,102.  Other expenses (including bank charges, trustee expenses and SEC expense) totaled $6,284 for the nine months ended September 30, 2011 compared to $7,092 for the nine months ended September 30, 2010, a decrease of  $808.

During the first nine months of 2011 and 2010, we had convertible notes payable outstanding to Jonathan J. Ledecky and Don K. Rice, respectively.  For the nine months ended September 30, 2011, $380 of interest expense was recorded on these loans compared to $10,828 accrued in the nine months of 2010.  The decrease was primarily the result of notes converted to common shares in January 2011.

Liquidity and Capital Resources

At September 30, 2011, we had $117,629 of cash on hand. We have in the past relied, and will continue to rely, on loans from our officers, directors and stockholders (which such loans may or may not be convertible into our securities) to supplement our working capital needs.  To this end, Jonathan J. Ledecky advanced to us $25,000 and $10,000 on March 30, 2011 and June 30, 2011, respectively, to supplement our working capital needs.  The loans were evidenced by promissory notes, bearing interest at a rate of 5%, that were convertible at the option of Mr. Ledecky into shares of our common stock.  In July 2011, Mr. Ledecky converted such notes into an aggregate of 175,000 shares of common stock at $0.20 per share.  In July 2011, we sold 625,000 shares to three accredited investors in a private placement for an aggregate purchase price of $125,000, or $0.20 per share.

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. As of September 30, 2011, we had not generated operating revenues and had an accumulated deficit. Our continuation as a going concern is dependent upon the continued financial support from our stockholders, our ability to obtain necessary debt or equity financing to continue operations, or the acquisition of profitable operations. These factors raise substantial doubt regarding our ability to continue as a going concern.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011. The evaluation was conducted under the supervision and with the participation of management, including our chief executive officer. Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including the chief executive officer, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of disclosure controls and procedures includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report that is set forth in our Annual Report on Form 10-K.

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

Our chief executive officer has concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management required by Rules 13a-15 and 15d-15 under the Exchange Act, that as of September 30, 2011, our disclosure controls and procedures were not effective due to the material weaknesses described in Management's Report on Internal Control over Financial Reporting contained in the Company’s 2010 Annual Report on Form 10-K.

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

There have not been any changes in the Company's internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during its third fiscal quarter of 2011 that have materially affected, or are reasonably likely to materially affect its internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.  Exhibits.

Exhibit No.	Description

31	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2011, formatted in XBRL: (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Cash Flows and (iv) Notes to Unaudited Financial Statements, as blocks of text and in detail.*

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

Date:  November 14, 2011