Form 10-K
period 2011-12-31
Ascend Acquisition Corp.
filed 2012-02-28
CIK 1350773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________to ______________

Commission File Number 000-51840

ASCEND ACQUISITION CORP.

(Exact Name of Issuer as Specified in Its Charter)

Delaware (State of Incorporation)	20-3881465 (Issuer I.R.S. Employer I.D. Number)

970 West Broadway, PMB 402, Jackson, WY (Address of principal executive offices)	83002 (zip code)

(307) 633-2831

(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.0001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒   No ☐

As of June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $195,784.

As of February 27, 2012, there were 8,731,675 shares of Common Stock, $.0001 par value per share, outstanding.

Documents incorporated by reference: None.

ASCEND ACQUISITION CORP.

FORM 10-K

i

Forward Looking Statements

All statements other than statements of historical fact included in this Form 10-K including, without limitation, statements under “Management’s Discussion and Analysis or Plan of Operation” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward looking statements as a result of certain factors detailed in our filings with the Securities and Exchange Commission. All subsequent written or oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

In assessing forward-looking statements contained herein, readers are urged to carefully read those statements. Among the factors that could cause actual results to differ materially are: inability to protect our intellectual property; inability to obtain necessary financing; competition; loss of key personnel; increases of costs of operations; continued compliance with government regulations; and general economic conditions.

A description of key factors that have a direct bearing on our results of operations is provided under “Risk Factors” included on Item 1A of this form 10-K.

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

Because we were unable to consummate our business combination prior to May 17, 2008, our board of directors contemplated alternatives for preserving value for stockholders Ultimately, the board of directors proposed to amend our certificate of incorporation:

•	to permit the continuance of our company as a corporation beyond the time currently specified in our certificate of incorporation without the limitations related to the Offering;
•	to increase the authorized shares of common stock from 30,000,000 shares to 300,000,000 shares of common stock; and
2

•	to effect a one-for-ten reverse stock split of our common stock, in which every 10 shares of Common Stock outstanding as of the effective date of the amendment will be converted into one share of Common Stock.

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

In January 2011, we entered into and consummated a Stock Purchase Agreement (the “Purchase Agreement”) with Don K. Rice, our former chief executive officer, president and treasurer, and Ironbound Partners Fund, LLC (“Ironbound”), a Delaware limited liability company and an affiliate of Jonathan Ledecky, our chief executive officer and sole director. Pursuant to the Purchase Agreement, Mr. Rice sold an aggregate of 7,293,550 shares of our common stock to Ironbound for an aggregate purchase price of $310,000 and Mr. Ledecky became our sole officer and director.

From September 2008 until December 2011, we were seeking to acquire a business or company or identify some other opportunity for us and our shareholders’ benefit.

On December 30, 2011, we entered into a Merger Agreement and Plan of Reorganization (the “Merger Agreement”) among us, Ascend Merger Sub, LLC, our wholly owned subsidiary, Andover Games, LLC, a Delaware limited liability company (“Andover Games”), and the members of Andover Games (“Signing Members”). Upon the consummation of the transactions contemplated by the Merger Agreement, Andover Games will become our wholly-owned subsidiary of Ascend. Andover Games is a company formed to create and distribute game applications on current smartphone and other mobile platforms, namely iOS and Android, as well as future competing smartphone platforms. The merger is expected to be consummated in February 2012 after the fulfillment of certain closing conditions as described in the Merger Agreement.

A more complete description of Andover Games, the terms of the Merger Agreement and the transactions contemplated thereby are described in detail under Item 1.01 of our Current Report on Form 8-K, dated December 30, 2011 and filed with the SEC on January 4, 2012.

For purposes of presentation, unless otherwise indicated in this Annual Report on Form 10-K, it is assumed that the transaction with Andover Games will not be completed and we will continue to seek to acquire a business or company or identify some other opportunity for us and our shareholders’ benefit.

Current Business Plan

Our plan is to seek, investigate, and if such investigation warrants, acquire one or more operating businesses desiring the perceived advantages of a publicly held corporation. We will not restrict our search to any specific business, industry, or geographical location, and may participate in business ventures of virtually any kind or nature. Discussion of the proposed business under this caption and throughout this Annual Report is purposefully general and is not meant to restrict our virtually unlimited discretion to search for and enter into a business combination.

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

We currently have insufficient capital with which to provide the owners of businesses significant cash or other assets. However, we may conduct a private placement in connection with any transaction if a target business requires additional working capital for future operations. Management believes we will offer owners of businesses the opportunity to acquire a controlling ownership interest in a public company at substantially less cost than is required to conduct an initial public offering. The owners of the businesses will, however, incur significant post-merger or acquisition registration costs in the event they wish to register a portion of their shares for subsequent sale. We will also incur significant legal and accounting costs in connection with the acquisition of a target business, including the costs of preparing Current Reports on Form 8-K, agreements, and related reports and documents.

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

Evaluation of Opportunities

The analysis of new business opportunities will be undertaken by or under the supervision of management. See “Item 10. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act” for information about our current management. We intend to concentrate on identifying prospective business opportunities that may be brought to our attention through present associations with management. In analyzing prospective business opportunities, management will consider, among other factors, such matters as:

1. the available technical, financial and managerial resources,

2. working capital and other financial requirements,

3. history of operations, if any,

4. prospects for the future,

5. present and expected competition,

6. the quality and experience of management services which may be available and the depth of that management,

7. the need for further research, development or exploration relating to the target’s products or services,

8. specific risk factors not now affecting the business but which may be anticipated to impact our proposed ctivities in the future,

9. the potential for growth or expansion,

10. the potential for profit,

11. the perceived public recognition or acceptance of products, services or trades, and

12. name identification.

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

ITEM 1A.	RISK FACTORS

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

WE MAY HAVE TO WAIT AT LEAST A YEAR AFTER A TRANSACTION TO LIST ON A NATIONAL SECURITIES EXCHANGE.

On November 9, 2011, the SEC approved new rules of the three major U.S. securities exchanges that toughen the standards that companies going public through a reverse merger must meet to become listed on those exchanges. As a result, in order to be listed on such an exchange following the completion of a business combination, we will have to meet the listing standards of such a securities exchange. Accordingly, under certain circumstances, we will need to complete a one-year “seasoning period” by trading on the Over-The-Counter Bulletin Board following such transaction, have filed an annual report on Form 10-K covering a full fiscal year commencing after the filing with the SEC of all information regarding our business combination and having maintained a requisite minimum bid price for a sustained period of time. Accordingly, we may not be permitted to have our securities listed until such time and we may not meet the other listing requirements of such securities exchange at that time. If we do not become listed on a national securities exchange, it may limit the liquidity and price of our securities.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2.	PROPERTIES.

We maintain our principal executive offices at 970 West Broadway, PMB 402, Jackson, WY 83002 on a rent-free basis provided by our Chief Executive Officer. We consider our current office space, combined with other office space otherwise available to our executive officers, adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS.

The Company is not party to any litigation.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the OTC Bulletin Board under the symbols ASCQ. From our inception until May 2010, we also had units and warrants quoted on the OTC Bulletin Board under the symbols ASCQU and ASCQW, respectively. The following table sets forth the high and low closing bid quotations for the calendar quarters indicated for the past two years for our common stock. The over-the-counter market quotations reported below reflect inter-dealer prices, without markup, markdown or commissions and may not represent actual transactions.

	Common Stock
	High	Low

Fiscal 2011:
Fourth Quarter	$0.24	$0.05
Third Quarter	$0.25	$0.11
Second Quarter	$0.30	$0.15
First Quarter	$0.20	$0.11

Fiscal 2010:
Fourth Quarter	$0.07	$0.042
Third Quarter	$0.10	$0.0311
Second Quarter	$0.07	$0.021
First Quarter	$0.35	$0.0311

Holders

As of February 27, 2012, there were 8 holders of record of our common stock. We believe we have significantly more beneficial holders of our common stock.

Dividends

We have not paid any cash dividends on our common stock to date and we do not intend to pay any dividends prior to the consummation of a business combination.

ITEM 6.	SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our Consolidated Financial Statements and footnotes thereto contained in this report.

Results of Operations

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

General and administrative expenses for the year ended December 31, 2011 were $80,048 compared to $62,295 for the year ended December 31, 2010, an increase of $17,753. Legal and professional fees were $66,463 in 2011 compared to $38,504 in 2010, an increase of $27,959. This increase is due primarily to legal fees of $25,000 paid for the proposed merger with Andover Games. Insurance expense for the year ended December 31, 2011 amounted to $3,357 compared to $13,942 for the period ended December 31, 2010, a decrease of $10,585. Other operating expenses, which include SEC expense, supplies and trustee expenses, increased $378 in 2011 compared to 2010.

During the year ended December 31, 2011 and 2010, we had convertible notes payable outstanding to our chief executive officer, Jonathan Ledecky, and our former chief executive officer, Don K. Rice, respectively. Interest expense recorded for the year ended December 31, 2011 amounted to $380 compared to $14,832 of interest expense relating to these loans for the years ended December 31, 2010. The decrease was primarily the result of notes converted to common shares in January 2011.

Net loss for the year ended December 31, 2011 was $80,414, compared to a net loss of $77,127 for the year ended December, 2010, as a result of the items mentioned above.

Liquidity and Capital Resources

At December 30, 2011, we had $30,461 of cash on hand. We have in the past relied, and will continue to rely, on loans from our officers, directors and stockholders (which such loans may or may not be convertible into our securities) to supplement our working capital needs. None of our officers, directors or stockholders is under any obligation to provide us with any other loans. Accordingly, if they do not agree to loan us funds at a time when funds are necessary, we may need to suspend operations and cease searching for a target business to acquire until funds become available to us.

The accompanying financial statements have been prepared on a going concern basis, which implies we will continue to meet our obligations and continue our operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and the accompanying financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. As of December 31, 2011, we had not generated revenues and had an accumulated deficit of $578,352.

Our continuation as a going concern is dependent upon the continued financial support from our shareholders, our ability to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding our ability to continue as a going concern.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Pursuant to Item 304(b) of Regulation S-K, there has been no disagreement or any reportable event that would require additional disclosure in this Form 10-K.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011. The evaluation was conducted under the supervision and with the participation of management, including our chief executive officer. Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including the chief executive officer, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of disclosure controls and procedures includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report that is set forth below.

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

Our chief executive officer has concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management, that as of December 31, 2011, our disclosure controls and procedures were not effective due to the material weaknesses described in Management's Report on Internal Control over Financial Reporting below.

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

Our management, including the chief executive officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011, based on the framework defined in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Management's assessment of the control environment included all significant locations and subsidiaries.

Material Weaknesses

Based on our evaluation under COSO, management concluded that our internal control over financial reporting was not effective as of December 31, 2011, due to control deficiencies in two areas that we believe should be considered material weaknesses. A material weakness is defined within the Public Company Accounting Oversight Board's Auditing Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

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

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Jonathan J. Ledecky	54	Chief Executive Officer and Director

Mr. Ledecky has served as our chief executive officer and a member of our Board of Directors since January 2011. Mr. Ledecky has served as chairman of Ironbound, a private investment management fund, since March 1999.  Since June 1999, Mr. Ledecky has also served as chairman of the Ledecky Foundation, a philanthropic organization which contributes funds to programs for the education of disadvantaged inner city youth in Washington, D.C., New York and Boston.  From June 2007 to October 2009, Mr. Ledecky served as president, secretary and a member of the board of directors of Triplecrown Acquisition Corp., a blank check company that completed a business combination with Cullen Agricultural Technologies, Inc.  From July 2005 to December 2007, Mr. Ledecky served as president, secretary and a director of Endeavor Acquisition Corp., a blank check company that completed a business combination with American Apparel.  From January 2007 to April 2009, Mr. Ledecky served as president, secretary and a director of Victory Acquisition Corp., a blank check company that did not complete a business combination and returned all of its capital, representing approximately $330 million, to its public shareholders.  In October 1994, Mr. Ledecky founded U.S. Office Products and served as its chief executive officer until November 1997 and chairman until June 1998. During his tenure, U.S. Office Products completed over 260 acquisitions, and grew to a Fortune 500 company with over $2.6 billion in revenues. In June 1998, U.S. Office Products completed a comprehensive restructuring plan whereby four separate entities were spun off to stockholders and U.S. Office Products underwent a leveraged recapitalization. In connection with these transactions, Mr. Ledecky resigned from his position as chairman of U.S. Office Products and became a director of each of the four spin-off entities. In February 1997, Mr. Ledecky founded Building One Services Corporation (originally Consolidation Capital Corporation), an entity formed to identify attractive consolidation opportunities which ultimately focused on the facilities management industry. In November 1997, Building One raised $552 million in an initial public offering. Mr. Ledecky served as Building One’s chief executive officer from November 1997 through February 1999 and as its chairman from inception through its February 2000 merger with Group Maintenance America Corporation. During his tenure with Building One, it completed 46 acquisitions and grew to over $1.5 billion in revenues. From July 1999 to July 2001, Mr. Ledecky was vice chairman of Lincoln Holdings, owners of the Washington sports franchises in the NBA, NHL and WNBA. Since June 1998, Mr. Ledecky has served as a director of School Specialty, a Nasdaq Global Market listed education company that provides products, programs and services that enhance student achievement and development. School Specialty was spun out of U.S. Office Products in June 1998. Since 1994, Mr. Ledecky has been involved with numerous other companies in director positions.

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

Mr. Ledecky received a B.A. (cum laude) from Harvard University in 1979 and a M.B.A. from the Harvard Business School in 1983.

We believe Mr. Ledecky is well-qualified to serve as a member of the Board of Directors due to his public company experience, operational experience and business contacts.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2011, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics

In May 2006, our board of directors adopted a code of ethics that applies to our directors, officers and employees. Requests for copies of our code of ethics should be sent in writing to Ascend Acquisition Corp., 970 West Broadway, PMB 402, Jackson, Wyoming, 83002.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our common stock as of February 27, 2012 by:

☐	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

☐	each of our officers and directors; and

☐	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name of Beneficial Owner	Number of Shares		Percent of Class
Ironbound Partners Fund, LLC 970 West Broadway, PMB 402 Jackson, Wyoming 83002	7,468,550	(1)(2)	85.5%

Jonathan J. Ledecky 970 West Broadway, PMB 402 Jackson, Wyoming 83002	7,468,550	(2)	85.5%

All current executive officers and directors as a group (1 person)	7,468,550	(2)	85.5%

(1)	Jonathan J. Ledecky is the Managing Member of Ironbound and as such has sole voting and dispositive power over the shares held by Ironbound.
(2)	Does not include an aggregate of 5,000,000 shares of common stock issuable upon conversion of a promissory note held by Ironbound which may not be convertible within 60 days.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In January 2011, we executed a convertible promissory note in favor of Donald K. Rice, a former officer and director, with a principal amount of $15,000. The promissory note represented amounts advanced to us by Mr. Rice during August and November 2010. The promissory note was due and payable in full on demand, and bore interest at the rate of 5% per annum. At any time prior to the payment in full of the entire balance of the promissory note, Mr. Rice had the option of converting all or any portion of the unpaid balance of the promissory note into shares of our common stock at a conversion price equal to $0.15 per share, subject to adjustment upon certain events.

In January 21, 2011, we entered into and consummated the Purchase Agreement with Mr. Rice and Ironbound. Pursuant to the Purchase Agreement, Mr. Rice converted all principal and accrued interest on convertible promissory notes held by him, including the one issued to him in January 2011 described above, into an aggregate of 7,075,000 shares of our common stock. Immediately after the conversion of the notes, Mr. Rice sold to Ironbound such shares together with an additional 218,550 shares of common stock of the Company held by Mr. Rice, or an aggregate of 7,293,550 shares of common stock for an aggregate purchase price of $310,000.

In connection with our initial public offering in May 2006, we had entered into a registration rights agreement with Mr. Rice providing for registration rights with respect to certain of the shares held by Mr. Rice. In connection with the Purchase Agreement, these rights were assigned by Mr. Rice to Ironbound. Accordingly, pursuant to the registration rights agreement, Ironbound has the right to demand that we register certain of the shares of common stock acquired by it from Mr. Rice. In addition, Ironbound has certain “piggy-back” registration rights on registration statements filed by us with respect to such securities. We are required to bear the expenses incurred in connection with the filing of any such registration statements.

In March 2011, we executed a convertible promissory note in favor of Jonathan Ledecky, with a principal amount of $25,000. The note was due and payable in full on demand and bore interest at the rate of 5% per annum. At any time prior to the payment in full of the entire balance of the note, Mr. Ledecky had the option of converting all or any portion of the unpaid balance of the note into shares of our common stock at a conversion price equal to $0.19 per share, subject to adjustment upon certain events. The conversion price was based on the market price of our common stock at the time of the issuance of the note.

In July 2011, we executed a convertible promissory note in favor of Mr. Ledecky, with a principal amount of $10,000. The promissory note represented amounts advanced to us by Mr. Ledecky during June 2011. The promissory note was due and payable in full on demand and bore an interest rate of 5% per annum. At any time prior to the payment in full of the entire balance of the note, Mr. Ledecky had the option of converting all or any portion of the unpaid balance of the note into shares of our common stock at a conversion price equal to $0.20 per share, subject to adjustment upon certain events. The conversion price was at a premium to the market price of our common stock at the time of the issuance of the note.

In July 2011, Mr. Ledecky converted the $35,000 principal amount of the promissory notes issued to him in March 2011 and June 2011 into an aggregate of 175,000 shares of common stock, or $0.20 per share. Although the promissory note issued to Mr. Ledecky in March 2011 had a conversion price of $0.19, Mr. Ledecky voluntarily converted such note into our common stock at $0.20 per share. Additionally, the accrued interest on the notes totaling $380 was forfeited and credited to additional paid-in capital as part of the cost of securities issued. We have agreed to file a registration statement with the SEC to register the resale of the shares of common stock issued upon conversion of the promissory notes promptly after consummation by us of a merger, stock exchange, asset acquisition or other form of business combination and to use its best efforts to have such registration statement declared effective as soon as possible. We are required to bear the expenses incurred in connection with the filing of such registration statement.

In December 2011, we executed a convertible promissory note in favor of Ironbound with a principal amount of $250,000 to fund amounts required pursuant to the Merger Agreement. The promissory note represented amounts advanced to us by Ironbound so that we could provide certain bridge financing to Andover Games upon execution of the Merger Agreement. The note is due and payable in full upon closing of the merger or, if not consummated, on demand and bears interest at the rate of 5% per annum. If the transactions contemplated by the Merger Agreement are not consummated, at any time prior to the payment in full of the entire balance of the note, Ironbound has the option of converting all or any portion of the unpaid balance of the note into shares of our common stock at a conversion price equal to $0.05 per share, subject to adjustment upon certain events. The conversion price was based on the market price of our common stock on the closing at the time of the issuance of the note. The proceeds from the issuance of this note was received in January 2012.

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

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by a majority of our uninterested “independent” directors (to the extent we have any) or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested "independent" directors (or, if there are no "independent" directors, our disinterested directors) determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

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

Independence of Directors

Nasdaq rules require that a board of directors be comprised of a majority of independent directors. We adhere to the rules of Nasdaq in determining whether a director is independent. Our board of directors also will consult with counsel to ensure that the board’s determinations are consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors. Nasdaq listing standards define an “independent director” generally as a person, other than an officer of a company, who does not have a relationship with the company that would interfere with the director’s exercise of independent judgment. We have determined that currently we do not have a director who would be considered “independent” in accordance with Nasdaq rules.

 PART IV

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

In January 2009, we engaged GBH as our independent registered public accounting firm to audit our financial statements for the fiscal year ended December 31, 2008. GBH also audited our financial statements for the fiscal years ended December 31, 2011, 2010 and 2009.

Audit Fees

We paid GBH approximately $19,700 and $14,500 in fees for audit and review services during the years ended December 31, 2011 and 2010, respectively.

Tax Fees

We did not pay our principal accountants any fees during the years ended December 31, 2011 and December 31, 2010 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Not Applicable.

Audit Committee Approval

We currently do not have an audit committee.  However, our board of directors has approved the services described above.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following Exhibits are filed as part of this report.

Exhibit No.	Description

2.1	Merger Agreement and Plan of Reorganization, dated as of December 30, 2011, by and among Ascend Acquisition Corp., Ascend Merger Sub, LLC, Andover Games, LLC and the members of Andover Games, LLC. (1)

3.1	Second Amended and Restated Certificate of Incorporation. (2)

3.2	By-laws. (3)

4.1	Specimen Unit Certificate. (3)

4.2	Specimen Common Stock Certificate. (3)

4.3	Specimen Warrant Certificate. (3)

4.4	Form of Unit Purchase Option. (4)

4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant. (3)

4.6	Warrant Clarification Agreement, dated December 31, 2006, between the Registrant and Continental Stock Transfer & Trust Company. (4)

10.1	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders. (3)

10.2	Form of lock-up agreement. (1)

10.3	Form of right of first look agreement. (1)

10.4	Form of bridge note. (1)

10.5	Form of escrow agreement. (1)

10.6	Form of employment agreement for Craig dos Santos. (1)

10.7	Convertible promissory note in the original principal amount of $250,000 executed by the Company in favor of Ironbound Partners Fund, LLC. (1)

21.1	List of Subsidiaries.

31	Certification of Chairman, Chief Executive Officer and President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 30, 2011 and filed with the SEC on January 4, 2012.

(2)  Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 and filed with the SEC on March 31, 2009.

(3) Incorporated by reference to the Registrant’s Registration Statement on Form S-1 or amendments thereto (SEC File No. 333-131529).

(4) Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 31, 2006 and filed with the SEC on January 3, 2007.

ASCEND ACQUISITION CORP.

(A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Ascend Acquisition Corp.

(A Development Stage Company)

Jackson, Wyoming

We have audited the accompanying balance sheets of Ascend Acquisition Corp. (A Development Stage Company) (the “Company”) as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and for the period from inception (December 5, 2005) to December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the period from December 5, 2005 (inception) to December 31, 2007 were audited by other auditors and our opinion, insofar as it relates to cumulative amounts included for such prior periods, is based solely on the reports of such other auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Ascend Acquisition Corp. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended and for the period from inception (December 5, 2005) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GBH CPAs, PC

GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

February 27, 2012

ASCEND ACQUISITION CORP.

(A Development Stage Company)

BALANCE SHEETS

	December 31,	December 31,
	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$30,461	$2,577
Note receivable	50,000	-
Prepaid expenses	-	1,982
Total assets	$80,461	$4,559

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$916	$6,606
Advances from related party	1,626	15,000
Convertible notes payable to related party	-	305,000
Accrued interest on convertible notes payable to related party	-	26,829
Total liabilities	2,542	353,435

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; none issued	-	-
Common stock, $0.0001 par value, 300,000,000 shares authorized; 8,731,675 and 856,675 shares issued and outstanding	873	86
Additional paid-in capital	655,398	148,976
Deficit accumulated during the development stage	(578,352)	(497,938)
Total stockholders’ equity (deficit)	77,919	(348,876)
Total liabilities and stockholders’ equity (deficit)	$80,461	$4,559

The accompanying notes should be read in conjunction with the financial statements.

ASCEND ACQUISITION CORP.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

			December 5, 2005
	Year Ended	Year Ended	(Inception) to
	December 31,	December 31,	December 31,
	2011	2010	2011

General and administrative expenses	$80,048	$62,295	$2,053,415

Operating loss	(80,048)	(62,295)	(2,053,415)

Other income (expense):
Interest income	14	-	12,703
Interest on trust fund investment	-	-	2,052,557
Interest expense	(380)	(14,832)	(175,582)
Gain on extinguishment of debt	-	-	892,597
Total other income (expense)	(366)	(14,832)	2,782,275

Net income (loss)	$(80,414)	$(77,127)	$728,860

Weighted average shares of common stock outstanding, basic and diluted	8,064,757	856,675
Loss per common share, basic and diluted	$(0.01)	$(0.09)

The accompanying notes should be read in conjunction with the financial statements.

ASCEND ACQUISITION CORP.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

				Deficit
				Accumulated
			Additional	during the
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage	Total
Sale of 150,000 shares of common stock to initial stockholders on December 5, 2005 at $0.167 per share	150,000	$15	$24,985	$-	$25,000
Net loss	-	-	-	(1,131)	(1,131)
Balance, December 31, 2005	150,000	15	24,985	(1,131)	23,869
Sale of 690,007 units, net of underwriters’ discount and offering expenses (includes 137,931 shares subject to possible redemption)	690,007	69	37,203,263	-	37,203,332
Proceeds from issuance of insider units	16,668	2	1,000,000	-	1,000,002
Proceeds subject to possible conversion of 137,931 shares at approximately $55.81 per share	-	-	(7,698,189)	-	(7,698,189)
Proceeds from issuance of option	-	-	100	-	100
Net income	-	-	-	382,734	382,734
Balance, December 31, 2006	856,675	86	30,530,159	381,603	30,911,848
Net income	-	-	-	6,434	6,434
Balance, December 31, 2007	856,675	86	30,530,159	388,037	30,918,282
Net income	-	-	-	572,777	572,777
Return of capital to public shareholders	-	-	(30,530,159)	(1,307,212)	(31,837,371)
Beneficial conversion feature of convertible note payable to related party	-	-	146,250	-	146,250
Shares issued by principal shareholder for services	-	-	2,726	-	2,726
Balance, December 31, 2008	856,675	86	148,976	(346,398)	(197,336)
Net loss	-	-	-	(74,413)	(74,413)
Balance, December 31, 2009	856,675	86	148,976	(420,811)	(271,749)
Net loss	-	-	-	(77,127)	(77,127)
Balance, December 31, 2010	856,675	86	148,976	(497,938)	(348,876)
Shares issued for conversion of debt	7,250,000	725	381,484	-	382,209
Sale of common stock on July 25, 2011 at $0.2 per share	625,000	62	124,938	-	125,000
Net loss	-	-	-	(80,414)	(80,414)
Balance, December 31, 2011	8,731,675	$873	$655,398	$(578,352)	$77,919

The accompanying notes should be read in conjunction with the financial statements.

ASCEND ACQUISITION CORP.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			December 5,
	Year Ended	Year Ended	2005 (Inception)
	December 31,	December 31,	to December 31,
	2011	2010	2011
Cash flows from operating activities:
Net income (loss)	$(80,414)	$(77,127)	$728,860
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income on investments held in trust	-	-	(2,052,557)
Amortization of debt discount	-	-	146,250
Shares issued for services	-	-	2,726
Forfeiture of accrued interest on convertible debt	380	-	27,209
Change in operating assets and liabilities:
Prepaid expenses	1,982	-	-
Accounts payable and accrued expenses	(5,690)	2,206	916
Accrued interest due to related party	-	14,832	-
Net cash used in operating activities	(83,742)	(60,089)	(1,146,596)
Cash flows from investing activities:
Investment in note receivable	(50,000)	-	(50,000)
Purchase of treasury bills held in trust	-	-	(15,485,695)
Purchase of municipal securities held in trust	-	-	(30,809,507)
Sale/maturity of treasury bills held in trust	-	-	15,613,788
Sale of municipal securities held in trust	-	-	31,176,329
Purchase of Pennsylvania municipal securities held in trust	-	-	(39,005,118)
Redemption of Pennsylvania municipal securities held in trust	-	-	41,203,675
Distribution of trust assets to public shareholders	-	-	(41,128,675)
Net cash provided used in investing activities	(50,000)	-	(38,485,203)

Cash flows from financing activities:
Gross proceeds from initial public offering	-	-	41,400,000
Payment of costs of public offering	-	-	(3,244,468)
Proceeds from advances and convertible notes payable to stockholder	36,626	55,000	436,626
Repayment of advances and convertible notes payable to stockholder	-	-	(80,000)
Proceeds from sale of shares of common stock to founding stockholders	-	-	25,000
Proceeds from private placement	125,000	-	125,000
Proceeds from issuance of option	-	-	100
Proceeds from sale of insider units	-	-	1,000,002
Net cash provided by financing activities	161,626	55,000	39,662,260

Net increase (decrease) in cash and cash equivalents	27,884	(5,089)	30,461
Cash and cash equivalents at beginning of period	2,577	7,666	-
Cash and cash equivalents at end of period	$30,461	$2,577	$30,461

Supplemental Disclosure of cash flow information
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	-	-	-
Non-cash financing activities:
Conversion of related party advances into convertible notes	15,000	-	15,000
Conversion of convertible notes and interest into common shares	382,209	-	382,209

The accompanying notes should be read in conjunction with the financial statements.

ASCEND ACQUISITION CORP.

(A Development Stage Company)

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As of December 31, 2011, the Company has not generated revenues and has an accumulated deficit of $578,352 since inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents.

Fair Value of Financial Instruments

The Company’s financial instruments are cash and cash equivalents, note receivable, accounts payable, and convertible notes payable. The recorded values of cash and cash equivalents, note receivable and accounts payable approximate their fair values based on their short-term nature. The recorded value of the convertible notes payable approximates their fair value, as interest approximates market rates.

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

Earnings per Common Share

Basic earnings per share (“EPS”) are computed by dividing net income applicable to common stock by the weighted average common shares outstanding during the period. Diluted EPS reflects the additional dilution for all potentially dilutive securities such as stock warrants. For periods where losses are reported, adjustments that would decrease net loss or increase the weighted-average number of common shares outstanding due to the effect of common stock equivalents are excluded from the diluted loss per share calculation, because their inclusion would be anti-dilutive. As of December 31, 2011and 2010, there were no dilutive securities.

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

Subsequent Events

The Company has evaluated subsequent events through the date that such financial statements were issued.

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on their results of operations, financial position or cash flow.

3. Note Receivable

On December 30, 2011, the Company entered into a Merger Agreement and Plan of Reorganization (the “Merger Agreement”) by and among the Company, Ascend Merger Sub, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company (“Merger Sub”), Andover Games, LLC, a Delaware limited liability company (“Andover Games”), and the members of Andover Games (“Signing Members”). Upon the consummation of the transactions contemplated by the Merger Agreement, Merger Sub will be merged with and into Andover Games, with Andover Games surviving the merger and becoming a wholly-owned subsidiary of the Company. Signing Members will receive a number of shares of the Company’s common stock equal to 75% of the Company’s outstanding shares immediately after the merger. Andover Games is a company formed to create and distribute game applications on current smartphone and other mobile platforms, namely iOS and Android, as well as future competing smartphone platforms. According to the Merger Agreement, prior to the closing, the Company shall use its commercial best efforts to raise at least $4 million of equity capital through the sale of the Company’s common stock, warrants, or preferred stock. The merger is expected to be consummated in February 2012 after the fulfillment of certain closing conditions.

Pursuant to the Merger Agreement, Ascend provided a $50,000 bridge loan to Andover Games in December 2011, and an additional $200,000 bridge loan to Andover Games in January 2012 (collectively, the “Bridge Loans”). The Bridge Loans are evidenced by promissory notes bearing interest at the prime annual rate plus 5%. The promissory notes are due on the earlier of the closing of the merger or six months from the date of the note. The notes are convertible, at the Company’s sole discretion, into securities of Andover Games if the merger is not consummated under certain situations as provided for in such notes.

To fund the merger, in January 2012, the Company received a loan from Ironbound Partners Fund, LLC (“Ironbound”), an affiliate of Jonathan Ledecky, the Company’s chief executive officer and sole director, in an aggregate principal amount of $250,000. The note is due and payable in full upon closing of the merger or, if not consummated, on demand and bears interest at the rate of 5% per annum. If the transactions contemplated by the Merger Agreement are not consummated, at any time prior to the payment in full of the entire balance of the note, Ironbound has the option of converting all or any portion of the unpaid balance of the note into shares of the Company’s common stock at a conversion price equal to $0.05 per share, subject to adjustment upon certain events. The conversion price was based on the market price of the Company’s common stock on the closing at December 30, 2011.

4. Convertible Notes Payable to Related Party

In November 2008, the Company issued a convertible promissory note (the “First Note”) to Don K. Rice, the Company’s former officer and director, with a principal amount of $195,000. The principal balance of the First Note included the principal balance of an earlier promissory note executed on June 16, 2008, plus accrued interest and additional advances made by Mr. Rice thereafter. The First Note was due and payable in full on demand, and bore interest at the rate of 5% per annum. At any time prior to the payment in full of the entire balance of the First Note, Mr. Rice had the option of converting all or any portion of the unpaid balance of the First Note into shares of the Company’s common stock at a conversion price equal to $0.04 per share, subject to adjustment upon certain events. The conversion price was based on the then recent market prices and near non-liquidity of the Company’s common stock, the number of shares that would be issued and the effect that the sale of such shares would have on the market for the Company’s common stock, and the legal constraints on the sale of such shares. The Company evaluated the terms of the First Note and concluded that the First Note did not result in a derivative; however, the Company concluded that there was a beneficial conversion feature since the First Note was convertible into shares of the Company’s common stock at a discount to the market value of the common stock. The discount related to the beneficial conversion feature was valued at $146,250 at inception based on the intrinsic value of the discount. The discount was fully amortized at December 31, 2008 due to the short-term nature of the First Note. For the year ended December 31, 2008, $146,250 was charged to interest expense associated with the amortization of the debt discount resulting in an effective interest rate of approximately 77%.

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

5. Income Taxes

The total provision for income taxes differs from that amount which would be computed by applying the U.S. Federal income tax rate to income before provision for income taxes as follow:

	For the year ended December 31,
	2011	2010
Statutory federal income tax rate	34.0%	34.0%
Change in valuation allowance	(34.0)%	(34.0)%
Effective income tax rate	-	-

The tax effect of temporary differences that give rise to the net deferred tax asset is as follows:

	December 31,
	2011	2010
Net operating losses	$353,446	$326,106
Valuation allowance	(353,446)	(326,106)
	$-	$-

At December 31, 2011, we had federal income tax net operating loss (NOL) carryforwards of approximately $1,039,548. The NOL carryforwards expire from 2027 through 2032. The value of these carryforwards depends on the Company’s ability to generate taxable income. The change in ownership in prior years and any future changes in ownership, as defined by federal income tax regulations, could significantly limit our ability to utilize our net operating loss carryforwards. Additionally, because federal tax laws limit the time during which the net operating loss carryforwards may be applied against future taxes, if we fail to generate taxable income prior to the expiration dates we may not be able to fully utilize the net operating loss carryforwards to reduce future income taxes. We have had cumulative losses and there is no assurance of future taxable income, therefore, valuation allowances have been recorded to fully offset the deferred tax asset at December 31, 2011 and 2010. The valuation allowance increased by $28,145 in 2011 as a result of the deductible loss for 2011.

6. Stockholders’ Equity (Deficit)

The Offering

On May 17, 2006, the Company sold 6,000,000 units (“Units”) in the Offering and on May 22, 2006, the Company sold an additional 900,000 Units related to the underwriter’s over-allotment option. Each Unit consisted of one-tenth share (as adjusted) of the Company’s common stock, $0.0001 par value, and two Redeemable Common Stock Purchase Warrants (“Warrants”). As adjusted, ten Warrants entitled the holder to purchase from the Company one share of common stock at an exercise price of $50.00. The Warrants expired on May 10, 2010.

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

A summary of stock warrant transactions follows:

		Weighted
		Average
	Warrants	Price
Outstanding as of December 31, 2009	14,733,348	$48.27
Granted	-	-
Cancelled or expired	(14,133,348)	50.00
Exercised	-	-

Outstanding as of December 31, 2010	600,000	7.50
Granted	-
Cancelled or expired	(600,000)	7.50
Exercised	-	-

Outstanding as of December 31, 2011	-	$-

On July 27, 2011, the Company sold an aggregate of 625,000 shares of common stock to three accredited investors on a private placement basis, for an aggregate purchase price of $125,000, or $0.20 per share.

7. Related Party Transactions

In March 2010, the Company executed a convertible promissory note (the “Third Note”) to Don K. Rice, the Company’s former chief executive officer, with a principal amount of $30,000. In August 2010, the Company executed another convertible promissory note (the “Fourth Note”) to Mr. Rice, with a principal amount of $30,000. In January 2011, the Company executed another convertible promissory note (the “Fifth Note”) to Mr. Rice, with a principal amount of $15,000. Third Note, Fourth Note and Fifth Note together with the First and Second Note were converted into 7,075,000 shares of the Company’s common stock in January 2011. See Note 4.

In March and July 2011, the Company executed two convertible promissory notes to Jonathan Ledecky, our chief executive officer and sole director with an aggregated principal amount of $35,000. On July 27, 2011, Mr. Ledecky converted both of his notes into 175,000 shares of Common Stock of the Company.

As of December 31, 2011 and 2010, Mr. Rice had outstanding advances to the Company totaling $0 and $15,000 for working capital. As of December 31, 2011 and 2010, Mr. Ledecky had outstanding advances to the Company totaling $1,626 and $0 for working capital. These advances are non-interest bearing, unsecured and due on demand.

8. Subsequent Events

On December 30, 2011, the Company entered into the Merger Agreement. Pursuant to the Merger Agreement, in January 2012, the Company received a loan from Ironbound in an aggregate principal amount of $250,000, and provided a $200,000 bridge loan to Andover Games (see Note 3).

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of February 2012.

ASCEND ACQUISITION CORP.

By:	/s/ Jonathan J. Ledecky
Jonathan J. Ledecky
Chief Executive Officer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jonathan J. Ledecky	Chief Executive Officer and Director (Principal	February 28, 2012
Jonathan J. Ledecky	Executive Officer and Principal Financial and Accounting Officer)