Form 10-Q
period 2012-03-31
Ascend Acquisition Corp.
filed 2012-05-21
CIK 1350773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 000-51840

ASCEND ACQUISITION CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-3881465
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

360 Ritch Street, Floor 3

San Francisco, California 94107

(Address of principal executive offices)

(307) 633-2831

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 50,926,700 shares of common stock as of May 18, 2012

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ASCEND ACQUISITION CORP.

(a corporation in the development stage)

CONDENSED CONSOLIDATED

BALANCE SHEETS

	March 31, 2012 (Unaudited)	December 31, 2011 *
ASSETS
Current assets:
Cash ($25,000 related to the variable interest entity)	$1,784,114	$80,588
Convertible note receivable	50,000	50,000
Accrued interest receivable	1,455	833
Prepaid asset	42,958	-
Total current assets	1,878,527	131,421
Investments in private companies	102,005	114,505
Capitalized software	21,275	-
Equipment, at cost	3,107	815
Total assets	$2,004,914	$246,741

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$82,449	$78,307
Payroll tax liabilities	4,778	27,601
Convertible note payable	-	50,000
Due to member ($4,500 liability of variable interest entity)	6,126	4,500
Total current liabilities	93,353	160,408
Deferred revenue	178,125	206,250
Total liabilities	271,478	366,658
Commitments and Contingencies
Stockholders’ Equity (Deficit):
Controlling Interest:
Preferred stock, $0.0001 par value, authorized 1,000,000 shares; none issued	-	-

Common stock, $0.0001 par value, authorized 300,000,000 shares, issued and outstanding 50,926,700 and 38,195,025 shares, respectively	5,093	3,820
Additional paid-in capital	2,184,091	163,555
Deficit accumulated during the development stage	(483,172)	(314,716)
Total stockholders’ equity (deficit) of Ascend Acquisition Corp.	1,706,012	(147,341)
Non-controlling interest	27,424	27,424
Total stockholders’ equity (deficit)	1,733,436	(119,917)

Total liabilities and stockholders’ equity (deficit)	$2,004,914	$246,741

See accompanying notes to condensed consolidated financial statements.

* - condensed from audited financial statements.

ASCEND ACQUISITION CORP.

(a corporation in the development stage)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31, 2012	January 17,2011 (Inception) to March 31, 2011	January 17, 2011 (Inception) to March 31, 2012

Revenues	$28,125	$-	$46,875
Software development costs	-	24,900	124,650

Selling, General and Administrative Expenses	197,203	2,387	428,833

Loss from operations	(169,078)	(27,287)	(506,608)
Other Income (Expense)
Interest Income	622	-	1,696
Impairment of investment	-	-	(3,727)
Equity Loss from Investment	-	-	(12,009)
Total other income (expense)	622	-	(14,040)
Net loss	(168,456)	(27,287)	(520,648)
Net Loss Attributable to the Non-Controlling Interest		(12,450)	37,476
Net Loss Attributable to Ascend Acquisition Corp	$(168,456)	$(14,837)	$(483,172)

Weighted average shares of common stock outstanding
Basic and Diluted	42,672,278	20,879,947

Loss per common share

Basic and Diluted	$(.00)	$(.00)

See accompanying notes to condensed consolidated financial statements.

ASCEND ACQUISITION CORP.

(a corporation in the development stage)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31, 2012	January 17, 2011 (Inception) to March 31, 2011	January 17, 2011 (Inception) to March 31, 2012
Cash flows from operating activities:
Net loss	$(168,456)	$(27,287)	$(520,648)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of investment	-	-	3,727
Equity loss from investment	-	-	12,009
Compensation for software development costs	-	24,900	64,900
Direct payment of operating expenses by member	-	-	4,500
Change in operating assets and liabilities:
Accrued interest receivable	(622)	-	(1,696)
Prepaid asset	(42,958)	-	(42,958)
Accounts payable and accrued expenses	4,142	2,375	82,449
Payroll tax liabilities	(22,823)	-	4,778
Deferred revenue	(28,125)	-	178,125
Net cash used in operating activities	(258,842)	(12)	(214,814)

Cash flows from investing activities:
Purchase of equipment	(2,292)	-	(3,107)
Payments related to capitalized software development	(21,275)	-	(21,275)
Investments in private companies	-	(50,000)	(50,000)
Purchase of convertible notes receivable	-	-	(130,000)
Proceeds from return of investment in private companies	12,500	-	12,500
Net cash used in investing activities	(11,067)	(50,000)	(191,882)

Cash flows from financing activities:
Proceeds from convertible note payable	200,000	-	250,000
Repayment of convertible note payable	(250,000)	-	(250,000)
Member’s contributions		160,000	167,375
Cash acquired in reverse merger	21,809	-	21,809
Proceeds from related party advance	1,626	-	1,626
Proceeds from private placement	2,000,000	-	2,000,000
Net cash provided by financing activities	1,973,435	160,000	2,190,810

Net increase in cash and cash equivalents	1,703,526	109,988	1,784,114
Cash and cash equivalents at beginning of period	80,588	-	-
Cash and cash equivalents at end of period	$1,784,114	$109,988	$1,784,114

Supplemental disclosure of non-cash financing activities:

Conversion of notes receivable / accrued interest into Investment in private company	-	-	$80,241

See the accompanying notes to condensed consolidated financial statements.

ASCEND ACQUISITION CORP.

(a corporation in the development stage)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Organization

Ascend Acquisition Corp. (“Ascend”) was formed on December 5, 2005 as a blank check company to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. Andover Games, LLC (the “Company” or “Andover Games”), a development stage company, is a limited liability company formed on January 17, 2011 under the laws of the State of Delaware as Andover Fund, LLC. The name was changed in December, 2011 to Andover Games, LLC. The entity has an indefinite life. The Company's principal business is focused on developing mobile games for iPhone and Android platforms.

On February 29, 2012, Ascend and the Company closed the transactions under a Merger Agreement and Plan of Reorganization, as amended (the “Merger Agreement”), with the Company becoming a wholly-owned subsidiary of Ascend (the “Closing”). At the Closing, the holders of membership interests of the Company received 38,195,025 shares of Ascend common stock, representing 75% of the fully diluted capitalization of Ascend immediately after the closing of the merger and the Financing (defined below), subject to further adjustment as provided for in the Merger Agreement.

Pursuant to the Merger Agreement, Ascend was obligated to use its commercial best efforts to raise at least $4 million of equity capital through the sale of Ascend's capital stock (the “Financing”), of which at least $2 million was to be raised prior to or simultaneously with the Closing and such additional proceeds are to be raised, if at all, following the Closing so as to raise up to $4 million in aggregate proceeds. Pursuant to the Merger Agreement, Ascend is required to use its commercial best efforts to raise an additional $2 million of proceeds. Pursuant to the Merger Agreement, if Ascend sells additional shares of its capital stock in the Financing, Ascend will issue additional shares of its common stock to the former members of the Company to maintain their collective ownership of Ascend common stock at 75% on a fully diluted basis. Alternatively, if Ascend sells less than the maximum $4 million in aggregate proceeds in the Financing, then such number of additional shares of Ascend capital stock shall be issued to the former members of the Company at the final closing of the Financing so as to increase their collective pro-rata percentage ownership in Ascend by one percent (1%) for every $200,000 in proceeds that Ascend falls short of the $4 million maximum proceeds in the Financing.

Simultaneously with the Closing, Ascend sold 4,000,000 shares of its common stock at $0.50 per share, for gross proceeds of $2 million pursuant to the Financing.

The merger has been treated as an acquisition of Ascend by Andover Games and as a recapitalization of Andover Games as Andover Games members will hold a majority of the Ascend shares and will exercise significant influence over the operating and financial policies of the consolidated entity. As Ascend was a non-operating public shell prior to the transaction, pursuant to Securities and Exchange Commission rules, the merger or acquisition of a private operating company into a non-operating public shell with nominal assets is considered a capital transaction in substance rather than a business combination. As a result, the condensed consolidated balance sheet, statement of operations, and statement of cash flows of Andover Games, LLC have been retroactively updated to reflect the recapitalization. The Company determined that no income tax benefit associated with any net operating loss carry-forwards would be recognized if it had been taxed as a corporation from inception, as it is more likely than not that such loss carryforwards would not be realized.

Interim Review Reporting

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the financial statements and footnotes thereto included in the Company’s Form 8-K, which included the financial statements for the year ended December 31, 2011 filed on March 6, 2012.

Development Stage Company

The Company is a development stage company as defined by section 810-10-20 of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and the less than majority owned variable interest entity which it controls (see NOTE 3). Significant inter-company accounts and transactions have been eliminated in consolidation.

Management’s Liquidity Plan and Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company had minimal revenue inception-to-date, and the Company has incurred a substantial loss from operations for the period from January 17, 2011 (inception) through March 31, 2012. Based on the Company’s liquidity position, continued losses could result in the Company not having sufficient liquidity or minimum cash levels to operate its business. Management's plan in regard to these matters includes raising additional proceeds from debt and equity transactions and completing strategic acquisitions that will generate positive cash flows. Management believes it will need to raise additional capital to execute its business plans. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Cash

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.

Investments in private companies

Investments in private companies in which the Company owns less than 20% of the entity and does not influence the operating or financial decisions of the investee are carried at cost. The Company reviews the investments for impairment and records a loss on impairment based on the difference between the fair value of the investment and the carrying amount when indicators of impairment exist.

Equipment

Equipment is carried at cost and is depreciated on a straight-line basis over the estimated useful lives of the assets. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. The Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

Software development costs

In accordance with ASC 985-20 “Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed,” software development costs are expensed as incurred until technological feasibility (generally in the form of a working model) has been established. Research and development costs which consist primarily of salaries and fees paid to third parties for the development of software and applications are expensed as incurred. The Company capitalizes only those costs directly attributable to the development of the software. Capitalization of these costs begins upon the establishment of technological feasibility. Activities undertaken after the products are available for release to customers to correct errors or keep the product up to date are expensed as incurred. Capitalized software development costs will be amortized over the estimated economic life of the software once the product is available for general release to customers. Capitalized software development costs will be amortized over the greater of the ratio of current revenue to total projected revenue for a product or the straight-line method. The Company will periodically perform reviews of the recoverability of such capitalized software costs. At the time a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, any remaining capitalized amounts are written off. During the three months ended March 31, 2012 and the period January 17, 2011 (inception) to March 31, 2011 and the period from January 17, 2011 (inception) through March 31, 2012, the Company expensed $-, $24,900 and $124,650 in software development costs, respectively. The Company capitalized $21,275 in software development costs during the three months ended March 31, 2012 as technological feasibility had been established. The software is not available for general release and, as a result, amortization expense was not recorded.

Revenue Recognition

The Company evaluates revenue recognition based on the criteria set forth in FASB ASC 985-605, “Software: Revenue Recognition.” The Company recognizes revenue when persuasive evidence of an arrangement exists, the product, image or game has been delivered, the fee is fixed or determinable, and collectability is reasonably assured. The Company’s specific revenue recognition policies are as follows:

The Company recognizes revenue from the sale of its social games and mobile applications (“Apps”) from two revenue sources: direct payment revenue or alternative payment service revenue. Direct payment revenue results from payments from the end users of Apps for virtual goods or currency (i.e. items within the game and virtual money to buy items and upgrades in a game) in an application from a variety of direct payment sources, less deductions for fraud, charge-backs, refunds, credit card processing fees or uncollected amounts (assuming all other recognition criteria are met). Alternative payment service revenue results from utilization of the platform provided by a publisher that is party to a collaborative arrangement with the Company (see “Collaborative Arrangement”). The publisher's platform incentives end users to complete certain tasks in response to advertisements presented within the application (i.e. to purchase other applications on the publisher’s platform). Revenue from the alternative payment service (subject to a “Recoupment Amount” by the vendor — see NOTE 7) would be recognized as the service is rendered, with a portion of the revenue allocated to the vendor. If the service period is not defined, the Company would recognize the revenue over the estimated service period. In conjunction with the collaborative arrangement, the Company receives proceeds that are recognized on a straight line basis over the period that the Company is required to keep its applications on the publisher’s platform.

Non-controlling Interest

The Company has consolidated Rotvig Labs, LLC (“Rotvig” — see NOTE 3), which qualifies as a variable interest entity (“VIE”) because the Company determined that it is the primary beneficiary and has a controlling financial interest. Therefore, Rotvig’s financial statements are consolidated in the Company’s condensed consolidated financial statements and the other member’s equity in Rotvig is recorded as non-controlling interest as a component of consolidated stockholders’ equity (deficit). At March 31, 2012, non-controlling interest was $27,424.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The significant estimates utilized related to the impairment of investment in private companies. Actual results could differ from those estimates.

Net Loss Per Share

Net loss per share, in accordance with the provisions of ASC 260, “Earnings Per Share” is computed by dividing net loss attributable to Ascend Acquisition Corporation by the weighted average number of shares of Common Stock outstanding during the period. As discussed above, the change in capital structure of the Company that occurred subsequent to year-end requires retrospective presentation as if the change took place at the beginning of the period presented. The 8,731,675 shares of Ascend common stock outstanding at the date of the closing along with the 4,000,000 issued pursuant to the financing are reflected as outstanding in the earnings per share calculation commencing with the date of closing. Common Stock equivalents have not been included in this computation since the effect would be anti-dilutive. As further discussed above, the Merger Agreement provides for contingently issuable common shares. These shares would be required to be issued in the event of and in proportion to any shortfall in proceeds that may be received towards the maximum amount of the Financing. If no additional proceeds are received in the Financing, the maximum contingently issuable shares would be issued, or a total of 33,951,133. In accordance with ASC 260-10-45-12A, contingently issuable shares should be included in basic earnings (loss) per share only when there is no circumstance in which those shares would not be issued. The actual number of contingently issuable shares is not determinable at this time.

Recent Accounting Pronouncements

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

Subsequent Events

The Company has evaluated events that occurred subsequent to March 31, 2012 through the date these financial statements were issued. Management has concluded that no subsequent events required disclosure in these financial statements except as discussed in Note 10.

NOTE 2 — CONVERTIBLE NOTE RECEIVABLE

In August 2011 the Company invested $50,000 in an unsecured convertible promissory note issued by Ecko Entertainment, Inc. (“Ecko”). The note bears interest at 5% and matures on August 31, 2012. In the event Ecko closes a qualified financing of $2,000,000 prior to maturity of the note, all principal and accrued interest then outstanding will automatically convert into shares of common stock. The price per share for such conversion shall equal the lesser of i) 70% of the price per share of the capital stock paid by investors in the qualified financing or ii) the price per share that would result based on a valuation of the company immediately prior to the closing of the qualified financing equal to $15,000,000. The Company accrued $1,455 in interest related to the note as of March 31, 2012.

In the event Ecko closes an equity financing which is not deemed a qualified financing, on, prior to or after the maturity date, or closes a qualified financing after the maturity date, the Company, at its option, may convert all of the principal and accrued interest then outstanding at the same terms as noted above.

NOTE 3 — VARIABLE INTEREST ENTITY

Rotvig Labs, LLC

In January 2011, the Company acquired a 50% membership interest in Rotvig Labs, LLC (“Rotvig Labs”) for $25,000. Rotvig Labs is also involved on developing applications for the mobile game industry. The Company evaluated its investment in Rotvig Labs and determined that it was the primary beneficiary and held a controlling interest in Rotvig Labs, and that the assets, liabilities and operations of Rotvig Labs should be consolidated into its financial statements. The key assumption in making this determination was that the Company held the sole cash basis investment at risk in the entity and share common management. The other founding member contributed services to the entity, which were recorded based on the agreed-upon capital contribution of $25,000, which approximates the fair value of the services rendered and the non-controlling interest at acquisition. The assets of Rotvig Labs can only be used to satisfy the liabilities of Rotvig Labs. Included in the accompanying condensed consolidated statements are the following assets and liabilities:

	March 31, 2012	December 31, 2011
Assets:
Cash	$25,000	$25,000
Liabilities:
Due to member of Andover Games, LLC	$4,500	$4,500

In April 2011, Rotvig Labs entered into a Service and Profit Sharing Agreement with Concepts Art House, Inc (“CAH”), a graphics design company. Under this agreement, CAH would provide $40,000 in committed art services in exchange for an eight percent (8%) membership interest in Rotvig Labs. CAH's membership interest is subject to vesting, whereby the equity interest is earned 25% for each $10,000 of committed art services provided for under the agreement. As of March 31, 2012 CAH had provided all such services and therefore had earned an 8% membership interest. Thus, the Company owns 46% of the membership interest of Rotvig Labs at March 31, 2012. In addition, CAH is entitled to profit sharing of 16% of Rotvig Labs’ gross revenue up to a cumulative amount of $80,000. After the cumulative 80% is reached CAH is entitled to 8% of gross revenues.

NOTE 4 — INVESTMENTS IN PRIVATE COMPANIES

Game Closure, Inc.

On September 14, 2011, the Company invested $80,000 in an unsecured and subordinated convertible promissory note issued by Game Closure, Inc. (“GCI”). The note bore interest at 2%, and had a maturity date of September 14, 2013. In December 2011, GCI issued and sold shares of its Preferred Stock to investors in an equity financing of at least $1,000,000 including conversion of this note. Based on the terms of the note, the outstanding principal and accrued interest then outstanding at the closing of the financing automatically converted into shares of Series A Preferred Stock equal to the the number obtained by dividing the aggregate amount of principal and accrued interest outstanding by the amount equal to the lesser of i) 100% of the purchase price for the Preferred Stock in the financing or ii) the price per share of such Preferred Stock assuming a $16,000,000 fully diluted pre-money valuation of the company. Upon conversion of principal of $80,000 and accrued interest of $241, the Company received 174,989 shares of Series A Preferred Stock of GCI. The holders of this Series A Preferred Stock have a non-cumulative dividend right at a rate of $0.0871128 per annum and conversion privileges at $1.08891 per share (unless automatically converted upon a qualified financing). The investment is accounted for using the cost method.

Tumbleweed Technologies, LLC/Byte Factory, LLC

During 2011, the Company invested $50,000 for a 33% membership interest in Tumbleweed Technologies, LLC (“Tumbleweed”). Subsequently, in September 2011, the Company contributed its interest in Tumbleweed for a 6.5% membership interest in Byte Factory, LLC (“Byte Factory”). The Company accounted for its investment in Tumbleweed under the equity method of accounting through the date of its transfer to Byte Factory. During the period from July 2011 through the date of transfer, the Company recognized losses under the equity method totaling $12,009, reducing the carrying value of the investment to $37,991. The Company accounts for its investment in Byte Factory under the cost method of accounting. Subsequent to December 31, 2011, the Company learned that Byte Factory was in the process of dissolution. Because of this fact, the Company assessed the value of its investment to determine whether there was any subsequent decline in value. The Company estimated the fair value of its investment in Byte Factory using a discounted cash flow model and determined there was a decline in value below the carrying value at December 31, 2011 that was other than temporary and recognized an impairment loss of $3,727 during the fourth quarter of 2011, reducing the carrying value to $34,264. In March 2012, Byte Factory repaid $12,500 of the original investment of $50,000, bringing its carrying value to $21,764. As of March 31, 2012, Byte Factory is considering whether it will stop the dissolution process and remain open for business.

NOTE 5 — FINANCIAL INSTRUMENTS

Concentrations of Credit Risk

At times throughout the year, the Company may maintain certain bank accounts in excess of FDIC insured limits. These cash balances are held at one financial institution.

Fair Value

The Company has financial instruments, including investments in companies at cost, convertible notes receivable, and contingently convertible debt, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at March 31, 2012 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying condensed consolidated balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

NOTE 6 — CONVERTIBLE NOTE PAYABLE

On December 30, 2011, the Company issued a convertible bridge note in the amount of $50,000 with Ascend. The note bore interest at the prime rate (3.25%) plus 5% on an annual basis. The note and any accrued interest was be due and payable on the earlier of (i) the closing of the merger transaction contemplated between Ascend and the Company and (ii) June 30, 2012. In January 2012, the Company issued a convertible bridge note in the amount of $200,000 to Ascend under the same terms as described above. The merger transaction was consummated on February 29, 2012 and accordingly the notes were repaid according to their terms.

NOTE 7 - INCOME TAXES

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement, and tax basis of assets, and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company estimates the degree to which tax assets and credit carryforwards will result in a benefit based on expected profitability by tax jurisdiction.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liabilities. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

The Company accounts for uncertain tax positions in accordance with Accounting Standards Codification ("ASC") 740—“Income Taxes”. During these periods no uncertain tax provisions have been identified. The Company accrues interest and penalties, if incurred, on unrecognized tax benefits as components of the income tax provision in the accompanying condensed consolidated statements of operations.

Income taxes for the three months ended March 31, 2012 were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. In accordance with ASC 740, “Income Taxes”, the Company evaluates whether a valuation allowance should be established against the net deferred tax assets based upon the consideration of all available evidence and using a “more likely than not” standard. Significant weight is given to evidence that can be objectively verified. The determination to record a valuation allowance is based on the recent history of cumulative losses and current operating performance. In conducting the analysis, the Company utilizes an approach, which considers the current year loss, including an assessment of the degree to which any losses are driven by items that are unusual in nature and incurred to improve future profitability. In addition, the Company reviews changes in near-term market conditions and any other factors arising during the period, which may impact its future operating results.

The Company incurred a loss from operations for the period from November 1, 2011 through March 31, 2012. Historically, the Company was operating as a limited liability company with the operating losses being allocated to the individual owners through November 1, 2011 when it made an election to be taxed as a corporation. Based on a history of cumulative losses and the results of operations for the three months ended March 31, 2012 , the Company determined that it is more likely than not it will not realize benefits from the deferred tax assets. The Company will not record income tax benefits in the condensed consolidated financial statements until it is determined that it is more likely than not that the Company will generate sufficient taxable income to realize the deferred income tax assets. As a result of the analysis, the Company determined that a full valuation allowance against the net deferred tax assets is required. Deferred tax assets consist primarily of net operating losses of Ascend Acquisition Corporation prior to the merger on February 29, 2012.

As of December 31, 2011, the Company had federal net operating loss carryforwards of approximately $1,040,000.

Internal Revenue Code Section 382 limits the utilization of net operating loss carryforwards upon a change of control of a company (as defined in Section 382). It was determined that one or more changes of control took place through March 31, 2012. As a result, utilization of the Company’s net operating loss carryforwards will be subject to limitations. These limitations could have the effect of eliminating substantial portion of the future income tax benefits of the net operating loss carryforwards.

The Company remains subject to examination by tax authorities for tax years 2008 through 2011. The Company files income tax returns in the U.S. federal jurisdiction and various states.

NOTE 8 — COMMITMENTS AND CONTINGENCIES

The Company is party to a Publisher Agreement with a service provider to generate publishing revenue. The Company received $225,000 in deposits by the publisher. Two stockholders’ of the Company also co-founded this service provider. The Company may earn revenue based on direct payments under the application (100% of such payments allocated to the Company) and/or based on alternative payment service revenue which results from utilization of the platform provided by the publisher which incentivizes end users to complete certain tasks in response to advertisements presented within the application (i.e. to purchase other applications on the publisher’s platform) (70% of such revenues allocated to the Company). The latter revenue source is shared with the publisher, who will be the exclusive provider of the service that incentivizes the site user completion described above starting from the date that the first application begins utilizing this service. This revenue is subject to a $50,000 recoupment (the “Recoupment Amount”) which would be withheld by the service provider in settlement of the $225,000 deposit or any marketing credits (as discussed below) that it provides to the Company. The Company is required to maintain exclusivity on the Publisher’s platform for 24 months, plus any extension period. In addition, the Company can receive $50,000 in marketing credits, which may be used in lieu of other forms of payment and only for the promotion and distribution of the applications within the publisher's network. The Company recognized revenue in the amounts of $28,125, $- and $46,875 for the three months ended March 31, 2012 and the period from January 17, 2011 (inception) through March 31, 2011 and for the period January 17, 2011 (inception) through March 31, 2012.

In May 2011, the Company entered into a Development and Licensing Agreement with a consultant to build an Android game platform for the Company. The Agreement called for a payment of $32,500 upon the execution of the agreement, and the final payment of $32,500 when the product is completed as agreed upon by the parties and shipped. The application was deployed as of December 31, 2011, with $55,250, expensed as software development costs through December 31, 2011. The consultant was also be entitled to 20% of the net revenue paid to the Company by the publisher above (which primarily markets on Android) or Apple, Inc. platforms (less any marketing credits paid by the third parties), but only effective after the Company first receives $65,000 in such net revenue.

On March 26, 2012, the Company entered into an amended agreement with Infinitap whereby the remaining unpaid expenses relate due to Infinitap as per the terms of the original agreement were rolled into the new agreement. The updated agreement calls for the payment of $160,000 to be paid as Infinitap reaches various milestones related to software development. As of March 31, 2012 no services had been provided by Infinitap with respect to the new contract. In addition, the March 26, 2012 agreement calls for a revenue sharing arrangement. Ascend shall pay Infinitap eighteen percent (18%) of the revenues generated by the software (net of third party publisher operating fees) received by Ascend. The Revenue Share shall not become payable unless and until Ascend first receives $220,000 in revenues generated by the software (net of third party publisher operating fees).

In February 2012, in connection with the closing of the merger with Ascend, the Company entered into Employment Agreements with Craig dos Santos, the Company’s Chief Executive Officer and current interim Chief Financial Officer and Non-Executive Chairman of the Board. The agreement is for two years and provides for him to be paid an annual salary of $225,000 in exchange for his services.

Also in February 2012, in connection with the closing of the merger with Ascend, the Company entered into consulting agreements Jonathan J. Ledecky, Ascend’s then Chief Executive Officer, and Traction and Scale, LLC, an affiliate of Richard Hecker, the Company’s then Executive Vice President. Each consulting agreement is for two years and provides for the individuals to be paid an annual consulting fee of $150,000 each, respectively.

NOTE 9 – STOCKHOLDERS’ EQUITY

The Company has 50,926,700 shares outstanding subsequent to the merger. The amount includes 38,195,025 shares issued to the owners of Andover Games, LLC prior to the merger. The owners of Andover Gamess LLC prior to the reverse merger have certain rights to repurchase the unvested equity interests of the other stockholders if the services of any such stockholder are terminated. These purchase rights lapse over time until such time that each stockholder's shares are considered “vested”. The purchase rights shall be exercisable by the owners of Andover Games LLC at a price equal to the original price paid per unit purchased. Shares that have not yet vested are subject to acceleration upon the occurrence of certain financing or restructuring events, or upon the achievement of certain revenue milestones. As of March 31, 2012, the purchase rights had lapsed and equity interests had “vested” for a total of 19,036,432 shares.

NOTE 10 – SUBSEQUENT EVENTS

On May 14, 2012, Andover Games LLC and Ascend Acquisition Corp further amended the Merger Agreement, effective as of April 30, 2012. Pursuant to the amendment, the parties agreed to terminate the offering period for the Financing and recommence financing efforts at a later time. The parties determined to amend the Merger Agreement in this way to allow Ascend and the Company to freely explore and consummate potential strategic initiatives that have been presented to them since consummation of the merger. After Ascend and the Company have fully analyzed and explored such strategic initiatives and no later than June 30, 2012 (or whenever legally permitted to do so), Ascend anticipates recommencing its efforts to raise the remaining additional $2 million of proceeds pursuant to the original terms of the Merger Agreement and will then have approximately 30 days to complete the Financing.

Ironbound Partners Fund, LLC, an affiliate of Jonathan J. Ledecky, Ascend’s Non-Executive Chairman of the Board and Interim Chief Financial Officer, has agreed that if, by the expiration of the 30-day period described above, Ascend is unable to identify investors to purchase all of the remaining $2 million of shares of common stock, it will purchase such remaining shares.

Also on May 14, 2012, Ascend’s board of directors adopted the 2012 Long-Term Incentive Equity Plan (the “Plan”). The Plan provides for the grant of stock options, stock appreciation rights, restricted stock and other stock-based awards to, among others, the officers, directors, employees and consultants of Ascend and its subsidiaries, including the Company. The total number of shares of common stock reserved for issuance under the Plan is 6,000,000 shares.

Subsequent to March 31, 2012 the Company entered into employment agreements whereby 350,000 options were to be granted subject to Board approval.

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

General

We were formed on December 5, 2005 as a Delaware corporation. From our inception in 2005 until February 29, 2012, when we completed a reverse merger transaction with Andover Games, LLC (“Andover Games”), we were a blank check company and did not engage in active business operations other than our search for, and evaluation of, potential business opportunities for acquisition or participation. On February 29, 2012, we completed the reverse merger of Andover Games pursuant to a Merger Agreement and Plan of Reorganization (the “Merger Agreement”) with Ascend Merger Sub, LLC, a Delaware limited liability company and our former wholly-owned subsidiary, Andover Games and the former members of Andover Games, whereby Andover Games became our wholly-owned direct subsidiary. Accordingly, the financial statements of Andover Games became our financial statements.

Results of Operations

Quarter Ended March 31, 2012 Compared to the Period Ended March 31, 2011

Revenue for the three months ended March 31, 2012 amounted to $28,125, which is equal to three months of the deferred income from Andover Games’ contract with Tapjoy. There was no income reported for this contact for the period ended January 17, 2011 (Inception) to March 31, 2011. The Company incurred the following expenses during the three months ended March 31, 2012: $21,875 salaries, $9,152 for payroll taxes, $7,962 in office expense, $146,275 in professional fees and $11,939 related to other administrative costs. The professional fees primarily consist of $32,350 for independent contractor’s, $52,250 in legal fees, these fees mostly relate to the reverse merger between Ascend and Andover Games, and $56,660 for accountant’s fees, which relate to the preparation of Ascend’s Form 10-K and also fees incurred that relate to the reverse merger. For the period from January 17, 2011 (Inception) through March 31, 2011, the Company had incurred $27,287 in expenses, $24,900 of these expenses were related to software development costs associated with Rotvig Labs.

Liquidity and Capital Resources

As of March 31, 2012, we had total assets of $2,004,914 and working capital of $1,785,174 which included $2 million of gross proceeds by way of our sale of 4,000,000 shares of common stock at $0.50 per share in a private placement consummated simultaneously with the reverse merger with Andover Games. The Company financed its operations through the issuance of $200,000 in convertible notes payable during the quarter March 31, 2012. The debt was repaid for $250,00 during the quarter. We believe that our current working capital on hand will satisfy our working capital needs for our current and proposed operations through December 2012 (assuming we raise the remaining $2 million in the financing related to our merger with Andover Games, which Ironbound Partners Fund, LLC, an affiliate of our Non-Executive Chairman of the Board and Interim Chief Financial Officer, has committed to purchase if other investors cannot be found (see Note 10 to our Condensed Consolidated Financial Statements)). However, we may require additional funding sooner than anticipated and, in any event, we will require further funding if we are to be successful in expanding our business. We will endeavor to raise the additional required funds through various financing sources, including the sale of our equity and debt securities and, subject to our commencement of significant revenue producing operations, the procurement of commercial debt financing. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to expand or continue our business as desired and operating results may be adversely affected. In addition, any financing arrangement may have potentially adverse effects on us or our stockholders. Debt financing (if available and undertaken) will increase expenses, must be repaid regardless of operating results and may involve restrictions limiting our operating flexibility. If we issue equity securities to raise additional funds, the percentage ownership of our existing stockholders will be reduced and the new equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. As a result of these matters, there is substantial doubt about our ability to continue as a going concern.

Off-balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012. The evaluation was conducted under the supervision and with the participation of management, including our chief executive officer and our interim chief financial officer. Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including the chief executive officer, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of disclosure controls and procedures includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report that will be set forth in our Annual Report on Form 10-K.

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

Our chief executive officer and interim chief financial officer have concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management required by Rules 13a-15 and 15d-15 under the Exchange Act, that as of March 31, 2012, our disclosure controls and procedures were not effective due to the material weaknesses below. Upon the merger with between Ascend Acquisition Corporation and Andover Games, LLC, the Company identified the following material weaknesses which were not previously disclosed in the annual report. The Company does not employ a full time Chief Financial Officer with the necessary skill set to prepare a complete set of financial statements and footnotes in accordance with generally accepted accounting principles. The Company has employed an external consultant to assist in preparing the financial statements and footnote disclosures, but the consultant is not involved in the day to day decision making to ensure that a complete presentation is made. The Company intends to remediate this material weakness by hiring a full time CFO in the future. The Company did not sufficiently segregate duties over incompatible functions at our corporate headquarters. Our inability to sufficiently segregate duties is due to a small number of personnel at the corporate headquarters, which management expects to remedy when the company begins to generate revenue from its software.

Limitations on Effectiveness of Controls and Procedures

Our management, including our chief executive officer and interim chief financial officer, do not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

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

Changes in ICFR

As described above, the Company was previously a blank check company, and upon consummation of the reverse merger, the Company’s legacy ICFR was supplanted by those of Andover Games, LLC and subsidiaries prior to the reverse merger. Andover Games, LLC and subsidiaries were private companies which only had to maintain ICFR for a limited number of activities. Accordingly, as a result of the reverse merger, all of the ICFR during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s ICFR have changed, and the controls, processes and systems in place at the Company prior to the reverse merger should no longer be relied upon. During 2012, the Company’s management will initiate the steps outlined above under to remediate control weaknesses.

PART II - OTHER INFORMATION

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Condensed consolidated financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2012, formatted in XBRL: (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Cash Flows and (iv) Notes to Unaudited Financial Statements, as blocks of text and in detail.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

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

ASCEND ACQUISITION CORP.

By:	/s/ Craig dos Santos
Craig dos Santos
Chief Executive Officer
(Principal executive officer)

By:	/s/ Jonathan J. Ledecky
Jonathan J. Ledecky
Interim Chief Financial Officer
(Principal financial and accounting officer)

Date: May 21, 2012

