Form 10-Q
period 2012-09-30
Ascend Acquisition Corp.
filed 2012-11-15
CIK 1350773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 50,926,700 shares of common stock as of November 14, 2012

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ASCEND ACQUISTION CORP

(a corporation in the development stage)

CONDENSED CONSOLIDATED

BALANCE SHEETS

	September 30,
	2012	December 31,
	(unaudited)	2011*

ASSETS
Current assets:
Cash ($25,000 related to the variable interest entity)	724,556	80,588
Convertible note receivable (net of allowance of $50,000 and $- as of September 30, 2012 and December 31, 2011, respectively)	-	50,000
Accrued interest receivable	2,705	833
Prepaid asset	28,792	-
Total current assets	756,053	131,421
Investments in private companies	102,005	114,505
Capitalized software	249,525	-
Equipment, net	13,152	815
Total assets	1,120,735	246,741

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	51,951	78,307
Payroll tax liabilities	-	27,601
Convertible note payable	-	50,000
Due to member ($4,500 liability of variable interest entity)	6,126	4,500
Total current liabilities	58,077	160,408
Deferred revenue	121,875	206,250
Total liabilities	179,952	366,658
Commitments and Contingencies
Stockholders’ Equity (Deficit):
Controlling Interest:
Preferred stock, $0.0001 par value, authorized 1,000,000 shares; none issued
Common stock, $0.0001 par value, authorized 300,000,000 shares, issued and outstanding 50,926,700 and 38,195,025 shares, respectively	5,093	3,820
Additional paid-in capital	2,190,844	163,555
Deficit accumulated during the development stage	(1,282,578)	(314,716)
Total stockholders’ equity (deficit) of Ascend Acquisition Corp	913,359	(147,341)
Non-controlling interest	27,424	27,424
Total stockholders’ equity (deficit)	940,783	(119,917)
Total liabilities and stockholders’ equity (deficit)	1,120,735	246,741

See accompanying notes to condensed consolidated financial statements.

• - condensed from audited financial statements

ASCEND ACQUISTION CORP

(a corporation in the development stage)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

				January 17, 2011	January 17, 2011
	Three Months	Three Months	Nine Months	(Inception)	(Inception)
	Ended	Ended	Ended	to	to
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012

Revenues	28,125		84,375		103,125

Software development costs	41,875	62,750	41,875	120,150	166,525
Selling, General and Administrative Expense	314,770	2,312	1,012,234	6,973	1,243,864

Loss from operations	(328,520)	(65,062)	(969,734)	(127,123)	(1,307,264)
Other Income (Expense)
Interest Income	629		1,872		2,946
Impairment of investment					(3,727)
Equity Loss from Investment					(12,009)
Total other income (expense)	629		1,872		(12,790)
Net Loss	(327,891)	(65,062)	(967,862)	(127,123)	(1,320,054)
Net Loss Attributable to the Non-Controlling Interest		25,026		37,476	37,476
Net Loss Attributable to Ascend Acquisition Corp	(327,891)	(40,036)	(967,862)	(89,647)	(1,282,578)

Weighted average shares of common stock outstanding
Basic and Diluted	50,926,800	32,847,722	48,138,922	27,215,828

Loss per common share
Basic and Diluted	(0.01)	(0.00)	(0.02)	(0.00)

See accompanying notes to condensed consolidated financial statements.

ASCEND ACQUISITION CORP.

(a corporation in the development stage)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months	January 17, 2011	January 17, 2011
	Ended	(Inception)	(Inception)
	September 30,	to	To
	2012	September 30, 2011	September 30, 2012

Cash flows from operating activities:
Net loss	(967,862)	(127,123)	(1,320,054)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	2,630		2,630
Impairment of investment			3,727
Equity loss from investment			12,009
Bad debt expense	50,000		50,000
Stock compensation expense	6,753		6,753
Compensation for software development costs		64,900	64,900
Direct payment of operating expenses by member			4,500
Change in operating assets and liabilities:
Accrued interest receivable	(1,872)		(2,946)
Prepaid asset	(28,792)		(28,792)
Accounts payable and accrued expenses	(26,356)	22,750	51,951
Payroll tax liabilities	(27,601)		-
Deferred revenue	(84,375)	225,000	121,875
Net cash (used in) provided by operating activities	(1,077,475)	185,527	(1,033,447)
Cash flows from investing activities:
Purchase of equipment	(14,967)		(15,782)
Payments related to capitalized software development costs	(249,525)		(249,525)
Investments in private companies		(50,000)	(50,000)
Purchase of convertible notes receivable		(50,000)	(130,000)
Proceeds from return of investment in private companies	12,500		12,500
Net cash used in investing activities	(251,992)	(100,000)	(432,807)
Cash flows from financing activities:
Proceeds from convertible note payable	200,000		250,000
Repayment of convertible note payable	(250,000)		(250,000)
Member's contributions		160,000	167,375
Cash acquired in reverse merger	21,809		21,809
Proceeds from related party advance	1,626		1,626
Proceeds from private placement	2,000,000		2,000,000
Net cash provided by financing activities	1,973,435	160,0000	2,190,810
Net increase in cash and cash equivalents	643,968	245,527	724,556
Cash and cash equivalents at beginning of period	80,588
Cash and cash equivalents at end of period	724,556	245,527	724,556
Supplemental disclosure of non-cash financing activities:
Conversion of notes receivable / accrued interest into Investment in private company			$80,241

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

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Interim Review Reporting

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the financial statements and footnotes thereto included in the Company’s Form 8-K, which included the financial statements for the year ended December 31, 2011, filed on March 6, 2012.

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

Management’s Liquidity Plan and Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company had minimal revenue inception-to-date, and the Company has incurred a substantial loss from operations for the period from January 17, 2011 (inception) through September 30, 2012. Based on the Company’s liquidity position, continued losses could result in the Company not having sufficient liquidity or minimum cash levels to operate its business. Management's plan in regard to these matters includes raising additional proceeds from debt and equity transactions and completing strategic acquisitions that will generate positive cash flows. Management believes it will need to raise additional capital to execute its business plans. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Software development costs

In accordance with ASC 985-20 “Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed,” software development costs are expensed as incurred until technological feasibility (generally in the form of a working model) has been established. Research and development costs which consist primarily of salaries and fees paid to third parties for the development of software and applications are expensed as incurred. The Company capitalizes only those costs directly attributable to the development of the software. Capitalization of these costs begins upon the establishment of technological feasibility. Activities undertaken after the products are available for release to customers to correct errors or keep the product up to date are expensed as incurred. Capitalized software development costs will be amortized over the estimated economic life of the software once the product is available for general release to customers. Capitalized software development costs will be amortized over the greater of the ratio of current revenue to total projected revenue for a product or the straight-line method. The Company will periodically perform reviews of the recoverability of such capitalized software costs. At the time a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, any remaining capitalized amounts are written off. During the three months and nine months ended September 30, 2012 and the period January 17, 2011 (inception) to September 30, 2011 and the period from January 17, 2011 (inception) through September 30, 2012, the Company expensed $41,875, $41,875, $62,750, $120,150 and $166,525 in software development costs, respectively. The Company capitalized $105,125 and $249,525 in software development costs during the three months and nine months ended September 30, 2012 as technological feasibility had been established. The software is not available for general release and, as a result, amortization expense was not recorded.

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

Non-controlling Interest

The Company has consolidated Rotvig Labs, LLC (“Rotvig” — see NOTE 3), which qualifies as a variable interest entity (“VIE”) because the Company determined that it is the primary beneficiary and has a controlling financial interest. Therefore, Rotvig’s financial statements are consolidated in the Company’s condensed consolidated financial statements and the other member’s equity in Rotvig is recorded as non-controlling interest as a component of consolidated stockholders’ equity (deficit). At September 30, 2012, non-controlling interest was $27,424.

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

Net Loss Per Share

Net loss per share, in accordance with the provisions of ASC 260, “Earnings Per Share” is computed by dividing net loss attributable to Ascend Acquisition Corporation by the weighted average number of shares of Common Stock outstanding during the period. As discussed above, the change in capital structure of the Company that occurred subsequent to year-end requires retrospective presentation as if the change took place at the beginning of the period presented. The 8,731,675 shares of Ascend common stock outstanding at the date of the closing along with the 4,000,000 issued pursuant to the financing are reflected as outstanding in the earnings per share calculation commencing with the date of closing. Common Stock equivalents have not been included in this computation since the effect would be anti-dilutive. As further discussed above, the Merger Agreement provides for contingently issuable common shares. These shares would be required to be issued in the event of and in proportion to any shortfall in proceeds that may be received towards the maximum amount of the Financing. If no additional proceeds are received in the Financing, the maximum contingently issuable shares would be issued, or a total of 33,951,133. In accordance with ASC 260-10-45-12A, contingently issuable shares should be included in basic earnings (loss) per share only when there is no circumstance in which those shares would not be issued. The actual number of contingently issuable shares is not determinable at this time. During the three and nine months ended September 30, 2012, 670,000 options were excluded from the calculation of diluted net loss per share because the net loss would cause these options to be antidilutive.

Recent Accounting Pronouncements

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

Subsequent Events

The Company has evaluated events that occurred subsequent to September 30, 2012 through the date these financial statements were issued. Management has concluded that no additional subsequent events required disclosure in these financial statements.

NOTE 2 — CONVERTIBLE NOTE RECEIVABLE

In August 2011 the Company invested $50,000 in an unsecured convertible promissory note issued by Ecko Entertainment, Inc. (“Ecko”). The note bears interest at 5% and matures on August 31, 2012. In the event Ecko closes a qualified financing of $2,000,000 prior to maturity of the note, all principal and accrued interest then outstanding will automatically convert into shares of common stock. The price per share for such conversion shall equal the lesser of i) 70% of the price per share of the capital stock paid by investors in the qualified financing or ii) the price per share that would result based on a valuation of the company immediately prior to the closing of the qualified financing equal to $15,000,000. The Company accrued $2,705 in interest related to the note as of September 30, 2012. As of September 30, 2012 the note receivable with Ecko Entertainment was past due. Based on the facts and circumstances related to this receivable, the Company recorded an allowance for doubtful accounts for $50,000. The Company will not record interest income on this receivable in future periods until it can be determined that the receivable can be collected.

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

	September 30, 2012	December 31, 2011
Assets:
Cash	$25,000	$25,000
Liabilities:
Due to member of Andover Games, LLC	$4,500	$4,500

In April 2011, Rotvig Labs entered into a Service and Profit Sharing Agreement with Concepts Art House, Inc (“CAH”), a graphics design company. Under this agreement, CAH would provide $40,000 in committed art services in exchange for an eight percent (8%) membership interest in Rotvig Labs. CAH's membership interest is subject to vesting, whereby the equity interest is earned 25% for each $10,000 of committed art services provided for under the agreement. As of September 30, 2012, CAH had provided all such services and therefore had earned an 8% membership interest. Thus, the Company owns 46% of the membership interest of Rotvig Labs at September 30, 2012. In addition, CAH is entitled to profit sharing of 16% of Rotvig Labs’ gross revenue up to a cumulative amount of $80,000. After the cumulative 80% is reached CAH is entitled to 8% of gross revenues.

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

Fair Value

The Company has financial instruments, including investments in companies at cost, convertible notes receivable, and contingently convertible debt, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at September 30, 2012 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying condensed consolidated balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

Income taxes for the three and nine months ended September 30, 2012 were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. In accordance with ASC 740, “Income Taxes”, the Company evaluates whether a valuation allowance should be established against the net deferred tax assets based upon the consideration of all available evidence and using a “more likely than not” standard. Significant weight is given to evidence that can be objectively verified. The determination to record a valuation allowance is based on the recent history of cumulative losses and current operating performance. In conducting the analysis, the Company utilizes an approach, which considers the current year loss, including an assessment of the degree to which any losses are driven by items that are unusual in nature and incurred to improve future profitability. In addition, the Company reviews changes in near-term market conditions and any other factors arising during the period, which may impact its future operating results.

The Company incurred a loss from operations for the period from November 1, 2011 through September 30, 2012. Historically, the Company was operating as a limited liability company with the operating losses being allocated to the individual owners through November 1, 2011 when it made an election to be taxed as a corporation. Based on a history of cumulative losses and the results of operations for the three and nine months ended September 30, 2012, the Company determined that it is more likely than not it will not realize benefits from the deferred tax assets. The Company will not record income tax benefits in the condensed consolidated financial statements until it is determined that it is more likely than not that the Company will generate sufficient taxable income to realize the deferred income tax assets. As a result of the analysis, the Company determined that a full valuation allowance against the net deferred tax assets is required. Deferred tax assets consist primarily of net operating losses of Ascend prior to the merger on February 29, 2012.

As of September 30, 2012, the Company had federal net operating loss carryforwards of approximately $2.3 million.

Internal Revenue Code Section 382 limits the utilization of net operating loss carryforwards upon a change of control of a company (as defined in Section 382). It was determined that one or more changes of control took place through September 30, 2012. As a result, utilization of the Company’s net operating loss carryforwards will be subject to limitations. These limitations could have the effect of eliminating substantial portion of the future income tax benefits of the net operating loss carryforwards.

The Company remains subject to examination by tax authorities for tax years 2008 through 2011. The Company files income tax returns in the U.S. federal jurisdiction and various states.

NOTE 8 — COMMITMENTS AND CONTINGENCIES

The Company is party to a Publisher Agreement (a “Collaborative Arrangement”) with a service provider to generate publishing revenue. The Company received $225,000 in deposits by the publisher. Two stockholders’ of the Company also co-founded this service provider. The Company may earn revenue based on direct payments under the application (100% of such payments allocated to the Company) and/or based on alternative payment service revenue which results from utilization of the platform provided by the publisher which incentivizes end users to complete certain tasks in response to advertisements presented within the application (i.e. to purchase other applications on the publisher’s platform) (70% of such revenues allocated to the Company). The latter revenue source is shared with the publisher, who will be the exclusive provider of the service that incentivizes the site user completion described above starting from the date that the first application begins utilizing this service. This revenue is subject to a $50,000 recoupment (the “Recoupment Amount”) which would be withheld by the service provider in settlement of the $225,000 deposit or any marketing credits (as discussed below) that it provides to the Company. The Company is required to maintain exclusivity on the publisher’s platform for 24 months, plus any extension period. In addition, the Company can receive $50,000 in marketing credits, which may be used in lieu of other forms of payment and only for the promotion and distribution of the applications within the publisher's network. The Company records the revenue related to this contract evenly over the 24 month exclusivity period. The Company recognized revenue in the amounts of $28,125, $84,375 and $103,125 for the three months and nine months ended September 30, 2012 and for the period January 17, 2011 (inception) through September 30, 2012.

During the three months ended September 30, 2012, the Company received a notification from the counterparty to the collaborative arrangement whereby the agreement with the Company was declared null and void. However, certain of the counterparty’s rights under the agreement may have survived such termination. The Company has determined that it will continue to record the unamortized balance related to the contract of $121,875 as deferred revenue until all contingencies related to the counterparty’s rights are resolved.

In February 2012, in connection with the closing of the merger with Ascend, the Company entered into an Employment Agreements with Craig dos Santos, the Company’s Chief Executive Officer. The agreement is for two years and provides for him to be paid an annual salary of $225,000 in exchange for his services.

Also in February 2012, in connection with the closing of the merger with Ascend, the Company entered into consulting agreements with Jonathan J. Ledecky, Ascend’s Chief Executive Officer and current interim Chief Financial Officer and Non-Executive Chairman of the Board, and Traction and Scale, LLC, an affiliate of Richard Hecker, the Company’s Executive Vice President. Each consulting agreement is for two years and provides for the individuals to be paid an annual consulting fee of $150,000 each, respectively.

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

On March 26, 2012, the Company entered into an amended agreement with Infinitap whereby the remaining unpaid expenses related to the original agreement were rolled into the new agreement. The updated agreement calls for the payment of $160,000 to be paid as the service provider reaches various milestones related to software development. As of September 30, 2012, milestone 1-3 have been achieved and $137,000 has been recognized and included in capitalized software. In addition, the March 26, 2012 agreement calls for a revenue sharing arrangement. The Company shall pay Infinitap eighteen percent (18%) of the revenues generated by the software (net of third party publisher operating fees) received by the Company. The Revenue Share shall not become payable unless and until the Company first receives $237,000 in revenues generated by the software (net of third party publisher operating fees).

NOTE 9 – STOCKHOLDERS’ EQUITY

The Company has 50,926,700 shares outstanding subsequent to the merger. The amount includes 38,195,025 shares issued to the owners of Andover Games, LLC prior to the merger, 8,731,675 shares of Ascend outstanding as of the date of the merger and 4,000,000 shares issued pursuant to the Financing. The owners of Andover Games LLC prior to the reverse merger have certain rights to repurchase the unvested equity interests of the other stockholders if the services of any such stockholder are terminated. These purchase rights, which included all 38,195,025 shares, lapse over time until such time that each stockholder's shares are considered “vested”. The purchase rights shall be exercisable by the owners of Andover Games LLC at a price equal to the original price paid per unit purchased. Shares that have not yet vested are subject to acceleration upon the occurrence of certain financing or restructuring events, or upon the achievement of certain revenue milestones. As of September 30, 2012, the purchase rights had lapsed and equity interests had “vested” for a total of 25,502,078 out of the 38,195,025 shares.

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

NOTE 11 – STOCK OPTION PLAN

The following is a summary of employee and non-employee stock options outstanding as of September 30, 2012:

		Weighted-	Weighted
	Stock	Average	Average
	Options	Exercise Price	Contractual Life

Outstanding, January 1, 2012	-
Granted	670,000	$0.41
Exercised\	-
Cancelled/forfeited	-
Outstanding, September 30, 2012	670,000	$0.41	8.06
Exercisable, September 30, 2012	-

As of September 30, 2012, there was a total of $96,357 of unrecognized compensation arrangements granted related to unvested options. The cost is expected to be recognized through 2016. The weighted average grant date fair value of options granted was $0.15. The aggregate intrinsic value of outstanding options was $262,800.

The Company accounts for all stock based compensation as an expense in the financial statements and associated costs are measured at the fair value of the award. As a result, the Company’s net loss for the nine months ended September 30, 2012 includes $6,753 of stock based compensation.

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

Results of Operations

Quarter Ended September 30, 2012 Compared to the Period Ended September 30, 2011

Revenue for the three months ended September 30, 2012 amounted to $28,125, which is equal to three months of the deferred income from Andover Games’ contract with the “service provider”. There was no income reported for this contract for the three months ended September 30, 2011. The Company incurred the following expenses during the three months ended September 30, 2012: $41,875 for salaries included in software development costs, $62,500 administrative salaries, $154,591 in professional fees, $50,000 in bad debt expense and $47,679 related to other administrative costs. The professional fees primarily consist of $91,040 for independent contractor’s, $30,551 in legal fees, and $17,100 for accountant’s fees. For the three months ended September 30, 2011, the Company had incurred $2,312 in selling, general and administrative expenses and $62,750 in software development costs

Nine Months Ended September 30, 2012 Compared to the Period Ended September 30, 2011

Revenue for the nine months ended September 30, 2012 amounted to $84,375, which is equal to nine months of the deferred income from Andover Games’ contract with the “service provider”. There was no income reported for this contract for the period ended January 17, 2011 (Inception) to September 30, 2011. The Company incurred the following expenses during the nine months ended September 30, 2012: $41,875 for salaries included in software development costs, $156,847 in administrative salaries, $607,091 in professional fees, $35,914 in filings with the Securities and Exchange Commission, $34,490 in rent, $33,872 in insurance expenses, $50,000 in bad debt expense and $94,020 related to other administrative costs. The professional fees primarily consist of $343,325 for independent contractor’s fees, $144,366 in legal fees, which fees mostly relate to the reverse merger between Ascend and Andover Games, and $103,300 in accountant’s fees, which relate to the preparation of Ascend’s Form 10-K and also fees incurred that relate to the reverse merger. For the period from January 17, 2011 (Inception) through September 30, 2011, the Company had incurred $6,973 in selling, general and administrative expenses and $120,150 related to software development costs.

Liquidity and Capital Resources

As of September 30, 2012, we had total assets of $1,120,735 and working capital of $697,976 which included $2 million of gross proceeds by way of our sale of 4,000,000 shares of common stock at $0.50 per share in a private placement consummated simultaneously with the reverse merger with Andover Games. We believe that our current working capital on hand will satisfy our working capital needs for our current and proposed operations through February 2013 (assuming we do not raise any additional funds in the financing related to our merger with Andover Games). However, we may require additional funding sooner than anticipated and, in any event, we will require further funding if we are to be successful in expanding our business. We will endeavor to raise the additional required funds through various financing sources, including the sale of our equity and debt securities and, subject to our commencement of significant revenue producing operations, the procurement of commercial debt financing. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to expand or continue our business as desired and operating results may be adversely affected. In addition, any financing arrangement may have potentially adverse effects on us or our stockholders. Debt financing (if available and undertaken) will increase expenses, must be repaid regardless of operating results and may involve restrictions limiting our operating flexibility. If we issue equity securities to raise additional funds, the percentage ownership of our existing stockholders will be reduced and the new equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. As a result of these matters, there is substantial doubt about our ability to continue as a going concern.

Off-balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012. The evaluation was conducted under the supervision and with the participation of management, including our chief executive officer and our interim chief financial officer. Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including the chief executive officer, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of disclosure controls and procedures includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report that will be set forth in our Annual Report on Form 10-K.

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

Our chief executive officer and interim chief financial officer have concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management required by Rules 13a-15 and 15d-15 under the Exchange Act, that as of September 30, 2012, our disclosure controls and procedures were not effective due to the material weaknesses below. Upon the merger between our company and Andover Games, we identified the following material weaknesses which were not previously disclosed in the annual report. We do not employ a full time Chief Financial Officer with the necessary skill set to prepare a complete set of financial statements and footnotes in accordance with generally accepted accounting principles. We have employed an external consultant to assist in preparing the financial statements and footnote disclosures, but the consultant is not involved in the day to day decision making to ensure that a complete presentation is made. We intend to remediate this material weakness by hiring a full time Chief Financial Officer in the future. We did not sufficiently segregate duties over incompatible functions at our corporate headquarters. Our inability to sufficiently segregate duties is due to a small number of personnel at the corporate headquarters, which management expects to remedy when we begin to generate revenue from our software.

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

There have not been any changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our third fiscal quarter of 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. While no such changes were made during our third fiscal quarter, as previously disclosed, upon the closing of our reverse merger with Andover Games during the first fiscal quarter of 2012, our legacy internal controls over financial reporting were supplanted by those of Andover Games and subsidiaries prior to the reverse merger. Accordingly, all of our internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting changed during such fiscal quarter. In addition, during the remainder of 2012, our management expects to initiate the steps to remediate the control weaknesses described above.

PART II - OTHER INFORMATION

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Condensed consolidated financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2012, formatted in XBRL: (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Cash Flows and (iv) Notes to Unaudited Financial Statements, as blocks of text and in detail.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

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

Date: November 14, 2012