Form 10-K
period 2012-12-31
Ascend Acquisition Corp.
filed 2013-04-09
CIK 1350773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2012

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______________to ______________

Commission File Number 000-51840

ASCEND ACQUISITION CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State of Incorporation)	20-3881465 (I.R.S. Employer I.D. Number)

360 Ritch Street, Floor 3, San Francisco, California (Address of Principal Executive Offices)	94107 (Zip Code)

(786) 245-3786

(Registrant’s Telephone Number, Including Area Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of June 29, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter), based on a last sale price of $0.85, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $4,075,814.

As of March 26, 2013, there were 50,926,700 shares of common stock, $.0001 par value per share, outstanding.

Documents incorporated by reference: None.

ASCEND ACQUISITION CORP.

FORM 10-K

i

Forward Looking Statements and Introduction

All statements other than statements of historical fact included in this Annual Report on Form 10-K (this “Form 10-K”) including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward looking statements as a result of certain factors detailed in our filings with the Securities and Exchange Commission. All subsequent written or oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

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

Unless the context otherwise requires, references to “Ascend” or the “Company” are references to Ascend Acquisition Corp., a Delaware corporation, and references to “Andover Games” are references to Andover Games, LLC, a Delaware limited liability company that is wholly-owned by Ascend. References to “we,” “us” or “our” are references to the combined business of Ascend and Andover Games. Unless otherwise indicated, all share and per share data in this Form 10-K gives effect to the 1-for-10 reverse stock split of our common stock implemented on September 23, 2008.

PART I

ITEM 1.	BUSINESS.

Corporate History

Ascend was formed on December 5, 2005 as a blank check company to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. Prior to its initial public offering (“IPO”), Ascend issued 1,500,000 shares of common stock (on a pre-reverse stock split basis) to its founders. On May 17, 2006, Ascend sold 6,000,000 units in its IPO and on May 22, 2006, it sold 900,000 units subject to the underwriters’ overallotment option (each on a pre-reverse stock split basis). Simultaneously with the IPO, Ascend sold 166,667 units (on a pre-reverse stock split basis) to Mr. Don Rice, a former officer and director, in a private placement. Each unit sold in the IPO originally consisted of one share of common stock and two redeemable common stock purchase warrants, which expired unexercised in May 2010. Substantially all of the net proceeds from the IPO and all of the proceeds from the private placement were placed in a trust account (the “Trust Fund”) for the benefit of the holders of the original shares of common stock issued in the IPO (“IPO Shares”).

Under the terms of Ascend’s then-existing certificate of incorporation, Ascend was required to complete an initial business combination by November 17, 2007, or by May 17, 2008 if a letter of intent, agreement in principle or definitive agreement was executed by November 17, 2007 but the business combination was not completed by such date. Ascend was not able to complete a business combination within the required time periods, however, and as a result, it was required under the terms of its then-existing certificate of incorporation to dissolve and liquidate the Trust Fund. In considering alternatives for preserving value for stockholders, however, Ascend’s board of directors ultimately determined to amend its then-existing certificate of incorporation: (i) to permit the continuance of the company as a corporation beyond May 17, 2008 without the limitations related to the IPO; (ii) to increase the authorized shares of common stock from 30,000,000 shares to 300,000,000 shares of common stock; and (iii) to effect a one-for-ten reverse stock split of the Company’s common stock. Ascend’s stockholders approved all of these amendments at a special meeting held on September 4, 2008. On September 18, 2008, Ascend distributed the amounts in the Trust Fund (other than amounts reserved to pay Delaware franchise tax liabilities) to the holders of the original IPO Shares. From September 2008 until December 2011, Ascend sought to acquire a business or company or identify some other opportunity for it and its shareholders’ benefit.

On December 30, 2011, Ascend entered into the Merger Agreement with Ascend Merger Sub, LLC, a Delaware limited liability company and a wholly-owned subsidiary of Ascend (“Merger Sub”), Andover Games and the members of Andover Games. Andover Games was founded in January 2011. On February 29, 2012, the parties closed the transactions under the Merger Agreement and, pursuant to the Merger Agreement, Merger Sub merged with and into Andover Games, with Andover Games surviving the merger and becoming a wholly-owned subsidiary of Ascend. At the closing of the merger (“Closing”):

•	The former holders of membership interests of Andover Games received 38,195,025 shares of Ascend common stock, representing 75% of the fully diluted capitalization of Ascend, subject to further adjustment as provided for in the Merger Agreement.

•	Craig dos Santos, Andover Games’ Chief Executive Officer, Ben Lewis, a founder of Andover Games, Richard Hecker, a board member of Andover Games, and Jeremy Zimmer were appointed to Ascend’s board of directors to join Jonathan J. Ledecky as board members.

•	Mr. Ledecky resigned from his position of Chief Executive Officer of Ascend and became our Non-Executive Chairman of the Board and Interim Chief Financial Officer. Additionally, Craig dos Santos became our Chief Executive Officer and continued as the Chief Executive Officer and a Manager of Andover Games.

As a result of the merger, our business became the business of Andover Games.

Our Vision for Play

Andover Games was founded with the belief that mobile entertainment is becoming one of the most ubiquitous forms of entertainment as smartphone devices become the standard. We aim to bring together the best teams of game designers and engineers and pioneer a new standard for mobile entertainment.

Overview

Our goal is to become one of the leading gaming companies focused purely in the social mobile arena. We intend to use a multi-faceted approach to developing, producing, marketing and distributing games on iOS and Android devices. We aim for fun, engaging consumer interaction, experienced anywhere, at any time, on your phone. Craig dos Santos, our Chief Executive Officer, Ben Lewis, a member of our board, and Lee Linden, an advisor, have acquired their expertise from not only working at, but also starting, Tapjoy, a private marketing/distribution company in the mobile gaming space that was generating annualized revenues of over $100 million by March 2011, and the mobile division at Playdom, a social gaming company that was sold for approximately $760 million in 2010. We expect that the majority of our games will be free to play, and we expect to generate revenue through the in-game sale of virtual goods and advertising. We intend to recruit experienced public company executives who have a track record of building numerous successful public companies to join forces with our existing team of top mobile executives and technologists.

We believe opportunities in mobile gaming are growing faster than ever because of the dramatic increase in audience size (more and more people have iPhones and Android devices) as well as the increasing popularity of casual, social games. These factors have opened up the gaming market to a wider audience, attracting a broad range of users who have never previously considered themselves “gamers”. We have an opportunity to grow quickly and use our deep relationships in the mobile gaming space and operational expertise to build technical tools that we believe will allow us to launch games faster and with a higher quality barrier to entry than the current competition. We intend to attract the top talent in the industry by narrowing our focus on executing a free to play business model while simultaneously increasing the quality of aesthetics and interaction in the game.

Industry Background

Social Games

Since the mid-1970s, video game companies have focused on console games, selling individual games for $30 to $50 in retail stores. A smaller but growing section of the market concentrated on PC games and online games. In 2008, the online gaming market started growing exponentially with the introduction of games on the Facebook platform. Facebook allowed for easy, viral distribution of games and a new type of game was introduced to the US market: Social Games.

Free to Play Gaming Model

By early 2009, a few leaders in the industry (Zynga, Playdom, Playfish) had emerged and were generating hundreds of millions of dollars in revenue by offering games that were Free to Play (F2P). Companies earned revenue by selling virtual currencies and virtual goods within the game. Instead of creating a game, packaging it and selling it in a store, these games were created quickly and launched and then updated frequently. Games became a service, instead of a packaged good. We believe that many of the traditional gaming companies have been slow to enter into this world, and that game companies of this F2P era continue to be led by technologists coming from the web software world.

Mobile Gaming on the iOS platform

Since the introduction of the iOS developer platform in 2008, game development has been extremely popular. Most developers view the iPhone and iPod Touch as another portable game console. Porting games from other consoles was an initial strategy by most developers but the problem they encountered was that the price points were very different. Consumers wanted apps for free, or at best were willing to pay a few dollars for an application. Price points of $5 rarely brought enough downloads to make the investment worthwhile. Most console game developers were accustomed to spending a year or more developing each title and charging upwards of $30 per game unit sold.

Meanwhile, the development costs were considerable for brand name content as companies started to copy the model for building console games onto mobile devices. In addition, the usual channels for marketing and distribution didn’t work, leading to costly mistakes. Many firms lost money on their heavy hitting game titles, and even lucrative franchises like Madden and Call of Duty could not dominate the top games charts for a competitive length of time. The packaged good model of gaming that had dominated console gaming did not translate to the new mobile platforms. A new model began to emerge that closely mirrored changes in the software world; where software moved from being a packaged good that consumers purchased in a box, to a service that was built on and delivered via the internet.

By 2010, Playdom, Zynga and a few independent companies had started experimenting with taking F2P games from Facebook onto the iOS platform. While many companies were trying out a Free and Paid version of their games (the traditional shareware/try-before-you-buy model), the F2P model allowed for extreme price discrimination.

The way people use, communicate and entertain themselves using smartphones continues to evolve in 2013. As people spend more and more minutes using their phones, playing casual games will continue to be a common activity. Games are the most popular category of applications on smartphones, representing approximately half of the time spent on smartphone applications in the United States, according to a May 2011 report by Flurry Analytics, a market data and analytics firm.

There are a number of key trends that we believe will continue to drive the growth and popularity of social games, including:

•	Growth of Smartphone Audience and Proliferation of Mobile Applications. Smartphones have emerged as a mainstream way to access the internet, utilize applications and play games, communicate and socialize. The worldwide smartphone market grew 54.7% year over year in the fourth quarter of 2011. [See IDC, Smartphone Market Hits All-Time Quarterly High Due To Seasonal Strength and Wider Variety of Offerings, According to IDC, February 6, 2012, at http://www.idc.com/getdoc.jsp?containerId=prUS23299912.] As smart phones, tablets and other increasingly powerful connected devices have proliferated worldwide, application developers have leveraged the much greater distribution opportunity and emerging social connectivity of mobile devices. Games are the most popular category of applications on smartphones, representing approximately half of the time spent on smartphone applications in the United States, according to a May 2011 report by Flurry Analytics. We anticipate that mobile games will continue to represent a large percentage of the time spent on smartphone applications and, accordingly, an increase in the number of smartphone owners will result in an equivalent increase in demand for mobile games.

•	Rapid Growth of Free-to-Play Games. Most social games are free to play and generate revenue through the in-game sale of virtual goods. Compared to pay-to-play business models, the free-to-play approach tends to attract a wider audience of players, thereby increasing the number of players who have the potential to become paying users. By attracting a larger audience, the free-to-play model also enables a higher degree of in-game social interaction, which enhances the game experience for all players.

Our Opportunity

We believe that mobile games represent a new form of entertainment that will continue to capture leisure time as more games enter the market and target new demographics. Together with the growing audience on smartphones, worldwide, we believe that mobile games will represent an increasing portion of the overall video game software market.

As we move forward, we will endeavor to create technology that allows us to move across platforms from Android to iOS and potentially other smartphone platforms as the market continues to mature. We intend to create tools that will allow us to deliver high end aesthetic experiences, and allow us to analyze the data in our games and change them to better fit the actions of our user base.

We intend to invest in distribution, marketing and analytics on behalf of games we deem to have potential and partner with promising teams to distribute their titles. We intend to selectively invest in other game companies and make acquisitions of companies that are deemed strategic to Andover.

We believe that we can attract and retain high quality game development teams to work with us by offering them a combination of (i) critical path resources (e.g., quick cash infusions for early game development, a highly skilled in house team of software engineers and design specialists, and marketing expertise with whom to consult during the game development process) and (ii) highly attractive compensation which they would not be able to achieve on their own (i.e., specific cash incentives/revenue share of particular game revenue tied to the team’s individual efforts, together with equity grants in Ascend representing their participation in our overall effort to become a leading social mobile gaming company).

Our Games

We intend to launch our games either though development in house or in conjunction with other game companies, in which we expect to invest and own a significant economic ownership stake ranging from a minority stake to, where possible, a majority equity stake. We will attempt to maintain at least voting parity (and we will strive to obtain economic parity) with the other owners of such gaming companies. We expect to enter into strategic relationship agreements with such gaming companies, including, among other things, a publisher license with a right to shared revenues for specific game title(s) of the gaming companies whom we assist with development and publishing. Company and industry specific factors outside of our control will significantly impact the results of our existing and anticipated gaming companies.

In December 2012, we entered into a license agreement with NGHT, LLC (“NGHT”), a wholly owned subsidiary of the National Geographic Society (“National Geographic”), for the purpose of developing, marketing and distributing a National Geographic branded game. Under the license agreement, NGHT granted us a world-wide license to use certain of National Geographic’s trademarks and certain of it images, video clips and other content in our Dino Land game during the term of the agreement. NGHT has agreed to cooperate in the development of marketing and promotional events for the game. We generally have an exclusive license to the licensed property for the use on iOS and Android for three years from the first commercial release of the game. In exchange, we will pay NGHT certain development and exclusivity fees and royalties. The term of the license agreement runs until the later of the December 27, 2017 and the end of the “game term,” subject to earlier termination by the parties under certain conditions (including upon uncured material breach by either party, insolvency of either party and failure by the Company to achieve certain milestones in the game design). The “game term” generally runs for five years from the first commercial release of the game, except that the game term may end earlier in certain circumstances (including if we do not make a first commercial release within 12 months or do not operate the game on a commercially sustainable basis). Upon expiration of the “game term”, we may continue to operate the game for a maximum of six months using the trademarks and will have three months to submit a design document for a new game. The exclusivity or the entire license agreement may be terminated by NGHT if we fail to submit a new design document within such three month period. The exclusivity may also be terminated by NGHT if we at any time fail to operate the game on a commercially sustainable basis. Upon expiration or termination of the license agreement, NGHT will have the right to purchase the game at a price no less favorable than we would offer to any third party.

Currently, we have in place a variety of commercial and investment relationships with the game companies described below, with investment in a particular company by us represented either by an equity interest in such company or by convertible debt (which we have not converted into equity as of the date hereof), and/or a commercial contract to share in the revenues of particular game titles in development at such companies in consideration for certain assistance and support by us. The current game companies are described below together with a brief summary of the commercial and/or investment terms currently in place with each such company.

•	Rotvig Labs, LLC. Currently, we own an approximate 46% equity interest in Rotvig Labs, LLC. Rotvig is developing a web-enabled iOS game engine currently titled Spacecraft. We have determined that it is unlikely we will receive any return on our investment in this company and as a result have written off the full amount of our investment.

•	Game Closure, Inc. Currently, we own 174,989 shares of Series A preferred stock of Game Closure, Inc., representing an approximate 0.6% equity interest in the company. We acquired the Series A shares in December 2011 upon the conversion of an $80,241 unsecured and subordinated convertible promissory note evidencing a loan made by us to Game Closure in September 2011. The note automatically converted into Series A shares in accordance with its terms upon Game Closure’s completion of a preferred stock financing transaction. Game Closure offers an HTML5-based multiplayer game development kit. We invested in the company in order to build a strategic relationship that we may leverage in the event we determine to develop games in HTML5. Currently, we have no other commercial agreement with Game Closure relating to a share of revenues or otherwise. We have determined that it is unlikely we will receive any return on our investment in this company and as a result have written off the full amount of our investment.

•	Ecko Entertainment, Inc. Currently, we own less than one percent of Ecko Entertainment, Inc. and hold a $50,000 convertible note made by Ecko. The note is unsecured and bears interest at 5% per annum. Ecko has ceased operations with the note being currently in default. The note was convertible automatically if Ecko issued shares of capital stock for aggregate consideration of at least $2,000,000 and was convertible at our option if Ecko completed an equity financing that did not meet the foregoing requirement. In either case, the note converted into shares of capital stock with the same rights and restrictions as attach to the shares issued in the financing. The note converted at a price per share equal to the lesser of 70% of the price per share in the financing and a price per share (on a fully-diluted basis) corresponding to a valuation of Ecko of $15,000,000 just prior to the financing. As of the date of this Form 10-K, Ecko has ceased operations and did not complete a financing that would trigger automatic or optional conversion of the note. As a result, we have determined it is unlikely we will receive any return on our investment in this company and as a result have written off the full amount of our investment.

•	Infinitap Games, LLC. Currently, we have no equity interest in Infinitap Games, LLC. However, pursuant to development and licensing agreements with Infinitap, we own all of the intellectual property (i.e., software, trademarks and related intellectual property) embodied in the only mobile game title currently in development by Infinitap, Dino Land. Under the agreements, we paid Infinitap a fee of $20,000 upon the execution of the agreement and will pay Infinitap fees upon reaching certain milestones related to the development of Dino Land, for aggregate fees of $202,000 (of which $187,000 had been paid as of December 31, 2012). We also paid Infinitap approximately $60,000 in fees under a prior agreement for Dino Land. In addition, we will pay Infinitap 18% of the net revenue (as defined in the agreement) received by us with respect to Dino Land, which will not become payable until we have received at least $262,000 in net revenue. Infinitap has a right of first refusal to develop any updates, ports or sequels to Dino Land. The agreement runs until March 26, 2014 or until the completion of Dino Land, which ever occurs first, unless earlier terminated in accordance with its terms. The revenue share survives the termination of the agreement, unless the agreement is terminated by us for breach.

Dino Land is our only game that has launched. It was launched in the first quarter of 2013 and is currently producing revenue. Dino Land employs the F2P model, generating revenue from the sales of virtual goods and virtual currency within the construct of the game. Apart from the games described above, going forward we intend to own a more significant economic ownership stake in our future games (i.e., interest in the profits of such games) which we expect to range from a minority interest (e.g., 25%) to, where possible, a majority interest (50% or greater). Apart from the economic interest stake in such games, we will strive to maintain at least voting parity with the other owners (i.e., shareholders, if a corporation, or members, if a limited liability company) of such gaming companies. We also expect to enter into strategic relationship agreements with such gaming companies, including, among other things, a publisher license with a right to shared revenues for specific game title(s) of the gaming companies whom we assist with development and publishing.

In exchange for certain commitments, which will vary from game company to game company, including potentially assistance with office space, accounting and human resources functions, and assistance with monetization, game design, analytics and marketing spend related to the particular game title, we expect to enter into revenue share arrangements with game companies, ranging from 40% to 80% of net receipts derived from the particular game title(s) being developed by the game companies with our assistance as described above. In respect of the game title(s) developed by these game companies, we will strive to obtain a worldwide license to use, reproduce, distribute, perform, display, prepare derivative works of, make, have made, sell and export the game title(s), and any related technologies, although we have no guaranty we will be able to obtain such terms or even such license in every instance. The specific term and conditions of the license will be set forth in the definitive strategic relationship agreement to be negotiated deal by deal with the particular game company.

We will look to increase our ownership or revenue share interest in these game companies, or try to acquire them completely as they or their games demonstrate success; however, with our current game companies described above we have no such right of first refusal or other contractual right to do so. As we grow, we will endeavor to hire as well as make full acquisitions of high quality development teams.

Our Core Strengths

We believe the following strengths provide us with competitive advantages:

•	Mobile Gaming Knowledge. All three of Andover Games’ founders, namely Craig dos Santos, Ben Lewis and Lee Linden, have built games that were featured in the Apple App Store. We understand how to develop and, as importantly, operate a game as a service, monetizing it using the free to play model with virtual goods and other revenue methodologies.

•	Industry Connections. Andover Games’ founders are well known in the game industry, having worked at a top social gaming company (Playdom) and founded and created the top marketing distribution network on iOS (Tapjoy). We believe that we will be able to attract and recruit some of the best talent to work on our games because of our experience and contacts in the industry.

•	Forward Looking Technology: We intend to create a cross platform game engine that allows us to port games easily across iOS and Android smartphones. We also intend to create an animation framework that brings techniques from the 3D console gaming world to mobile devices for the first time. These assets will allow us to develop games and content faster and with higher quality than our competition.

Our Strategy

Our mission is to create high quality free games that are accessible anywhere, anytime through mobile devices. In pursuit of our mission, we encourage entrepreneurship and intelligent risk taking to produce breakthrough innovations. The key elements of our strategy are:

•	Make Games Accessible and Fun. We intend to operate our games as live services that are available anytime and anywhere. We intend to design our mobile games to provide players with easy access to shared experiences that delight, amuse and entertain, and we will endeavor to update our games on an ongoing basis with fresh content and new features to make them more social and fun for our players.

•	Launch and Publish New Games. We intend to invest in building new games in multiple genres. We will endeavor to partner with and publish games from highly talented small teams where our analytics and planned monetization infrastructure can help move their game forward.

•	Expand Our Mobile Network of Games. We intend to build a network of mobile gaming users through organic growth, paid user acquisition, and asset acquisition in order to cross promote within our proposed network of games. In addition, we will seek opportunities to cross promote our games with partners in their existing games.

•	Extend and Grow our Technology Assets. We are currently in beta with two isometric game engines, one on Android, and the other on iOS. In addition, we are working on animation and analytics tools that allow us to create subsequent titles more efficiently. We will endeavor to further increase our technology assets, as well as look to supplement them through licensing or acquisition.

Our Mobile Social Games

We design our games for short, frequent, fun interactions that delight and intrigue our users. We aim to launch the next generation of quality free-to-play games with a focus on aesthetics and extended game play.

Our games are designed to be played on internet connected mobile devices, where users can interact and play with each other. We will continue to invest in the free-to-play model in new genres where different demographics and audiences can experience the game for free before deciding to invest in enhancing their gameplay with virtual good and game upgrade purchases. We will operate our games as live services and update them with fresh content and new features to make them more social, enhance player engagement and improve monetization. We intend to analyze the data generated by our players’ game play and social interactions to guide the creation of new content and features. We use this ongoing feedback loop to keep our games compelling and enhance the player experience.

Our Core Values and Team

We believe that small focused teams can create great games. As the market changes, prices for acquiring users goes up and the cost of creating a competitive game rises. We believe that bringing smaller game development teams into a larger infrastructure will increase the chance of their success, and subsequently increase the success of the network as a whole. We think the common infrastructure needed to push out successful games and run them as a service is a separate skill set from creating great content. We believe we can best generate consistently great content with small teams and supplement their core competency with our experience of running games as a service business.

Marketing

We intend to employ a multi-faceted distribution strategy, leveraging relationships with key points of distribution and by building an inter-networked set of games from which we can cross-promote other titles. We will initially acquire most of our players through paid channels and organic growth as well as in-game features that promote getting friends to download the game. There are currently a variety of mobile marketing companies all of whom provide a way to reliably acquire users. We will ultimately look to build a large community of players through the viral and sharing features provided by social networks, the social innovations in our games and the network effects of our business. We are committed to connecting with our players. We intend to have fan pages, generally on Facebook, for each of our games to connect with our players; and we intend to leverage various other forms of social media, including Twitter, to communicate with them. We intend to use traditional advertising activities, primarily online advertising spending on mobile channels like Admob, Tapjoy, Fiksu and Flurry.

Intellectual Property

Our mobile entertainment business is based on the creation, acquisition, use and protection of intellectual property. Some of this intellectual property is in the form of software code, licensed patented technology and trade secrets that we use to develop our games and to enable them to run properly on multiple platforms. Other intellectual property we create includes audio-visual elements, including graphics, music, story lines and interface design.

While most of the intellectual property we intend to use will be created by us, we have and plan to continue to acquire rights to proprietary intellectual property. We also plan to obtain rights to use intellectual property through licenses and service agreements with third parties. These licenses will typically limit our use of intellectual property to specific uses and for specific time periods, and can involve a royalty payment structured as a revenue share for such licenses.

We will protect our intellectual property rights by relying on federal, state and common law rights, as well as contractual restrictions. We control access to our proprietary technology by entering into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with third parties. In addition to these contractual arrangements, we will also rely on a combination of trade secret, copyright, trademark, trade dress, domain name and patents to protect our games and other intellectual property.

Circumstances outside our control could pose a threat to our intellectual property rights. For example, effective intellectual property protection may not be available in the United States or other countries in which our games are distributed. Also, the efforts we have taken and continue to take to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. Also, protecting our intellectual property rights is costly and time-consuming. Any unauthorized disclosure or use of our intellectual property could make it more expensive to do business, thereby harming our operating results.

Companies in the Internet, mobile, games, social media, technology and other industries may own large numbers of patents, copyrights and trademarks and may frequently request license agreements, threaten litigation or file suit against us based on allegations of infringement or other violations of intellectual property rights. From time to time, we expect to face in the future, allegations by third parties, including our competitors, that we have infringed their trademarks, copyrights, patents and other intellectual property rights. As we face increasing competition and as our business grows, we will likely face growing claims of infringement.

We presently own all of the intellectual property (i.e., software, trademarks and related intellectual property) embodied in Dino Land, a game developed for us by Infinitap Games, LLC. Infinitap assigned the intellectual property to us in connection with the development and licensing agreement described above. In return, we granted to Infinitap a perpetual non-exclusive license to the underlying non-game specific code contained in Dino Land.

Competition

The mobile social game sector is intensely competitive and is rapidly evolving. We face significant competition in all aspects of our business. Specifically, we compete for the leisure time, attention and discretionary spending of players with other mobile game developers on the basis of a number of factors, including quality of player experience, brand awareness and reputation and access to distribution channels. Other developers of mobile social games, including the leading mobile social gaming companies, have developed and will continue to develop compelling content that competes with our social games and adversely affects our ability to attract and retain players and their entertainment time.

Our competitors include:

•	Game Developers for Mobile: The mobile game sector is characterized by frequent product introductions, rapidly emerging mobile platforms, new technologies and new mobile application storefronts. Some of our competitors in the mobile game market include Electronic Arts, Zynga, DeNA Co. Ltd., Gameloft, Glu Mobile, Rovio Mobile Ltd, Pocket Gems Inc., Tiny Co Inc. and Storm8, Inc. We expect new mobile-game competitors to enter the market and existing competitors to allocate more resources to develop and market competing games and applications.

•	Other Game Publishers: Developers we work with have the choice to publish their games independently, or with other publishers that are focusing on the mobile games industry, including but not limited to: Zynga, Microsoft, Sony, Crowdstar, Tiny Co., GREE and DeNA.

•	Other Forms of Media and Entertainment: We compete more broadly for the leisure time and attention of our players with providers of other forms of Internet and mobile entertainment, including social networking, online casual entertainment and music. To the extent existing or potential players choose to read, watch or listen to online content or streaming video or radio, play interactive video games at home or on their computer or mobile devices rather than play social games, these content services pose a competitive threat.

Government Regulation

We are subject to a number of foreign and domestic laws and regulations that affect companies conducting business on the Internet, many of which are still evolving and could be interpreted in ways that could harm our business. In the United States and internationally, laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and other theories based on the nature and content of the materials searched, the ads posted, or the content provided by users. Any court ruling or other governmental action that imposes liability on providers of online services for the activities of their users and other third parties could harm our business.

Additionally, due to a growing awareness of the use by criminal factions of social networking technologies to conduct illegal activities, such as money laundering and broadcast and advocacy of terrorist activities, governments may in the future implement legislation and pursue other means that could require changes in our planned social gaming network, in turn resulting in additional expenses in the conduct of our business.

In the area of information security and data protection, many states have passed laws requiring notification to users when there is a security breach for personal data, such as the 2002 amendment to California’s Information Practices Act, or requiring the adoption of minimum information security standards that are often vaguely defined and difficult to implement. The costs of compliance with these laws may increase in the future as a result of changes in interpretation. Furthermore, any failure on our part to comply with these laws may subject us to significant liabilities.

We are also subject to federal, state and foreign laws regarding privacy and protection of our users’ personal information and related data. We post our Terms of Service and Privacy Policy on our website where we set forth our practices concerning the use, transmission and disclosure of player data. Our failure to comply with our posted privacy policy or privacy related laws and regulations could result in proceedings against us by governmental authorities or others, which could damage our reputation and business. In addition, the interpretation of data protection laws, and their application to the Internet is evolving and not settled. There is a risk that these laws may be interpreted and applied in an inconsistent manner by various states, countries and areas of the world where our users are located, and in a manner that is not consistent with our current data protection practices. Complying with these varying national and international requirements could cause us to incur additional costs and change our business practices. Further, any failure by us to adequately protect our users’ privacy and data could result in a loss of player confidence in our services and ultimately in a loss of players, which could adversely impact our business.

Employees

We currently employ one executive officer, one interim executive officer and four other employees. We also have consulting and advisor agreements with several individuals. See Item 10 of Part III of this Form 10-K for further information on our officers, directors, consultants and advisors.

ITEM 1A.	RISK FACTORS

Not Applicable.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

Our offices are located at 360 Ritch Street, Floor 3, San Francisco, California 94107. We lease approximately 2,000 square feet, at lease rate of $4,000 per month, pursuant to a month to month lease. The leased space is adequate for our current needs and we believe that additional space in the San Francisco area is available, on commercially reasonable terms, as needed.

ITEM 3.	LEGAL PROCEEDINGS.

There are no material pending legal proceedings to which we are a party or to which any of our is subject.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the OTC Bulletin Board under the symbol ASCQ. From our inception until May 2010, we also had units and warrants quoted on the OTC Bulletin Board under the symbols ASCQU and ASCQW, respectively. The following table sets forth the high and low last sales price for our common stock for the periods indicated.

	Common Stock
	High	Low

Fiscal 2013:
First Quarter*	$0.75	$0.35

Fiscal 2012:
Fourth Quarter	$0.79	$0.55
Third Quarter	$0.85	$0.79
Second Quarter	$0.85	$0.25
First Quarter	$0.55	$0.05

Fiscal 2011:
Fourth Quarter	$0.24	$0.05
Third Quarter	$0.25	$0.11
Second Quarter	$0.30	$0.15
First Quarter	$0.20	$0.11

* Through March 14, 2013.

Holders

As of March 13, 2013, there were approximately 25 stockholders of record of our common stock. We believe we have significantly more beneficial holders.

Dividends

We have not paid any cash dividends on our common stock to date (other than the one-time distribution of the Trust Fund to the holders of the original IPO Shares). The payment of any dividends is within the discretion of our board of directors. It is the present intention of the board of directors to retain all earnings, if any, for use in the business operations and, accordingly, the board does not anticipate declaring any dividends in the foreseeable future. The payment of dividends in the future, if any, will be contingent upon our revenues and earnings, if any, capital requirements and our general financial condition.

Unregistered Sales of Equity Securities

Effective as of May 7, 2012, we issued to Meteor Group and its chairman, Dieter Abt, three-year options to purchase an aggregate of 150,000 shares of our common stock, 50,000 of which are exercisable at $0.50 per share, 50,000 of which are exercisable at $0.75 per share and 50,000 of which are exercisable at $1.00 per share, vesting upon the entry by us of agreements with specific third parties to develop mobile games for such third parties.

During May 2012, we issued to two employees options to purchase an aggregate of 350,000 shares exercisable at $0.30 and one employee options to purchase an aggregate 75,000 shares exercisable at $0.35 per share. The options vest in four equal annual installments commencing on the first anniversary of the grant and expire 10 years from the date of grant. In June 2012, the Company granted 95,000 options with an exercise price of $0.35 to an employee. In July 2012, the Company issued 50,000 options that are exercisable at $0.50 and will vest immediately to David Beal pursuant to a consulting agreement.

On October 1, 21012, we issued to one employee options to purchase an aggregate of 50,000 shares of our common stock exercisable at $0.83 per share. The options vest in four equal annual installments commencing on the first anniversary of the grant and expire 10 years from the date of grant.

The issuances were made in reliance upon exemptions provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes to those statements included elsewhere in this Form 10-K. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The Company’s actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” and elsewhere in this Form 10-K.

General

We are a Delaware corporation incorporated on December 5, 2005. From our inception in 2005 until February 29, 2012, when we completed a reverse acquisition transaction with Andover Games, we were a blank check company and did not engage in active business operations other than our search for, and evaluation of, potential business opportunities for acquisition or participation. On February 29, 2012, we completed a reverse acquisition of Andover Games through a merger transaction whereby Andover Games became our wholly-owned direct subsidiary. Accordingly, the financial statements of Andover Games became our financial statements.

Business Plan

We plan to initially launch our games in conjunction with other game companies. Our relationship with these game companies may be through ownership and/or strategic relationship agreements, including revenue sharing agreements. We plan to provide a common infrastructure for these game companies that enables them to produce successful games and run them as a service business. The services we supply to these game companies will vary from relationship to relationship and may include assisting with game design, analytics, monetization, distribution and marketing, as well as potentially providing office space, accounting and human resource functions. We plan to look to increase our ownership or revenue share interest in these game companies, or try to acquire them completely as they or their games demonstrate success. As we grow, we plan to hire as well as make full acquisitions of high quality development teams.

Dino Land was launched in the first fiscal quarter of 2013. As of the date of this report, Dino Land has produced minimal revenues. Dino Land employs the F2P model, generating revenue from the sales of virtual goods and virtual currency within the construct of the game.

We evaluate on an ongoing basis opportunities to launch new games by entering into new ownership and strategic relationships with small and medium sized game companies that have games in development. The number of ownership and strategic relationships we form with respect to new games will depend on the size of the target game companies and our access to financing, as well as the financial performance of the games we currently have in development and the games we launch through new relationships. At this time, we have not identified any specific game companies with whom we intend to launch new games. Accordingly, we cannot predict when we will begin generating revenue from additional games.

We also have developed and are developing games in house. However, at this time, we cannot predict whether we will launch any games developed in house within the next 12 months. Accordingly, we cannot predict when we will begin generating revenue from such games.

We are currently relying on loans from Ironbound Partners Fund LLC (“Ironbound”), an affiliate of Jonathan J. Ledecky, our Interim Chief Financial Officer, for our working capital needs. There can be no assurance that Ironbound will continue to loan us the funds necessary for our working capital needs. We will require further funding if we are to be successful in continuing our business plan and expanding our business. We will endeavor to raise the additional required funds through various financing sources, including the sale of our equity and debt securities and, subject to our commencement of significant revenue producing operations, the procurement of commercial debt financing. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all.

The amounts and timing of our actual expenditures may vary significantly from our expectations depending upon numerous factors, including our ability to identify target game companies and negotiate relationships with them, our ability to retain qualified personnel, our ability to successfully develop games in house and our results of operation, financial condition and capital requirements.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in Note 1 to Andover Games’ consolidated financial statements. However certain accounting policies are particularly important to the portrayal of financial position and results of operations and require the application of significant judgments by management. Those policies include Capitalization of internally developed software, Investments in private companies and Revenue Recognition. In applying those policies, management used its judgment to determine the appropriate assumptions to be used in determination of certain estimates. Our accounting policy will be to use estimates based on terms of existing contracts, observance of trends in the industry and information available from outside sources, as appropriate.

Results of Operations For The Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Revenues for the twelve months ended December 31, 2012 amounted to $84,375 compared to $18,750 for the year ended December 31, 2011. The revenue recognized during this time is equal to recognition of the deferred income from the publisher’s agreement described in Note 8 of the accompanying financial statements. During the three months ended September 30, 2012, we received a notification from the counterparty to the publisher’s agreement whereby this agreement was declared null and void. However, certain of the counterparty’s rights under the agreement may have survived such termination. We have determined that we will continue to carry the unamortized balance related to the contract of $121,875 as deferred revenue until all contingencies related to the counterparty’s rights are resolved.

For the year ended December 31, 2012, the Company expensed $108,980 in salary related to software development costs and $50,000 related to a developer contract. The amount recognized as of December 31, 2011 amounted to $124,650. General and administrative expenses totaled $1,324,173 for the year ended December 31, 2012. These expenses are made up of approximately $782,000 in professional fees; payroll and payroll taxes of $187,000;$46,000 in rent; $53,000 for bad debt; $36,000 for business filings; $50,000 in insurance; stock based compensation of $41,000 and $129,000 for general operating expenses. For the year ended December 31, 2012, the Company recorded impairment expense of $102,005 related to its investments in private companies. General and administrative expenses amounted to $231,630 for the year ended December 31, 2011. These expenses were made up of $153,700 in professional fees; $62,500 for payroll and payroll taxes and $15,400 in other expenses.

Liquidity and Capital Resources

As of December 31, 2012, we had total assets of $667,211 and working capital of $155,418 which included $2 million of gross proceeds by way of our sale of 4,000,000 shares of common stock at $0.50 per share in a private placement consummated simultaneously with the reverse merger of Andover Games. We had minimal revenues and incurred substantial losses from inception to date. We are currently relying on loans from Ironbound, an affiliate of Jonathan J. Ledecky, our Interim Chief Financial Officer, for our working capital needs. There can be no assurance that Ironbound will continue to loan us the funds necessary for our working capital needs. We will require further funding if we are able to be successful in expanding our business. We will endeavor to raise the additional required funds through various financing sources, including the sale of our equity and debt securities, and subject to our commencement of significant revenue producing operations, the procurement of commercial debt financing. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to expand or continue our business as desired and operating results may be adversely affected. In addition, any financing arrangement may have potentially adverse effects on us or our stockholders. Debt financing (if available and undertaken) will increase expenses, must be repaid regardless of operating results and may involve restrictions limiting our operating flexibility. If we issue equity securities to raise additional funds, the percentage ownership of our existing stockholders will be reduced and the new equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. As a result of these matters, there is substantial doubt about our ability to continue as a going concern.

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

On May 14, 2012, our board of directors approved the dismissal of GBH CPAs, PC (“GBH”) and the engagement of Marcum LLP (“Marcum”), who is the auditor for Andover Games, as our principal accountant to audit our financial statements.

GBH’s report on our financial statements for the past two years did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles except that the report of GBH accompanying our audited financial statements as of December 31, 2011 and 2010 was qualified as to our ability to continue as a going concern. During the two most recent fiscal years and through May 14, 2012, there were no disagreements with GBH on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of GBH, would have caused GBH to make reference to the subject matter of the disagreements in connection with its report. During the two most recent fiscal years and through May 14, 2012, there were no “reportable events” (as described in paragraph 304(a)(1)(v) of Regulation S-K).

We provided GBH with a copy of the foregoing disclosure and requested that GBH furnish us with a letter addressed to the SEC stating whether or not GBH agreed with the above statements and, if not, stating the respects in which it did not agree. A copy of the letter from GBH, in which GBH agreed with the above statements, was included as an exhibit to our current report on Form 8-K filed on May 16, 2012.

During the two most recent fiscal years and the interim period preceding the engagement of Marcum, we did not consult Marcum regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements, and either a written report was provided to us or oral advice was provided that Marcum concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement or a “reportable event” (as described in paragraph 304(a)(1)(v) of Regulation S-K).

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

The evaluation of our disclosure controls and procedures is performed on a quarterly basis so that the conclusions of management, including our principal executive officer and principal financial officer, concerning the effectiveness of our disclosure controls and procedures can be reported in our periodic reports. Our quarterly evaluation of disclosure controls and procedures includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report that is set forth below.

We conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2012. The evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Interim Chief Financial Officer. The evaluation of our disclosure controls and procedures included a review of their objectives and design, our implementation of the controls, and the effect of the controls on the information generated for use in this Form 10-K and the other reports we filed or submitted under the Exchange Act. In the course of the controls evaluation, we sought to identify any past instances of data errors, control problems or acts of fraud and sought to confirm that appropriate corrective actions, including process improvements, were being undertaken. Based on this evaluation of the effectiveness of our disclosure controls and procedures, our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2012 due to the material weaknesses described in Management's Report on Internal Control over Financial Reporting below.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our management, including our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the framework defined in Internal Control – Integrated Framework Issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”). Management's assessment of the control environment included all significant locations and subsidiaries.

Based on its evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2012, due to control deficiencies in three areas that we believe should be considered material weaknesses. A material weakness is defined within the Public Company Accounting Oversight Board's Auditing Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses were as follows:

1)	We do not employ a full time Chief Financial Officer with the necessary skill set to prepare a complete set of financial statements and footnotes in accordance with generally accepted accounting principles. We have employed an external consultant to assist in preparing the financial statements and footnote disclosures, but the consultant is not involved in the day to day decision making to ensure that a complete presentation is made. We intend to remediate this material weakness by hiring a full time Chief Financial Officer in the future, but only if our liquidity sufficiently improves.

2)	We did not sufficiently segregate duties over incompatible functions at our corporate headquarters. Our inability to sufficiently segregate duties is due to a small number of personnel at the corporate headquarters, which management expects to remedy when we begin to generate revenue from our software.

3)	We do not currently have a system in place which links the tracking of software development time to the financial reporting system, which management expects to remedy.

While management found no evidence of fraudulent activity, certain individuals have access to both accounting records and corporate assets, principally the operating bank account. Management believes this exposure to fraudulent activity is not material either to the operations of the company or to the financial reporting; however, management has instituted controls specifically designed to prevent and detect-on a timely basis-any potential loss due to fraudulent activity.

This Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to the provisions of the Dodd-Frank Act that permit us to provide only management's report on internal control over financial reporting in this Form 10-K.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Interim Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fourth fiscal quarter of 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During 2013, our management hopes to initiate steps to remediate the control weaknesses described above.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our current directors, executive officers and key advisors are as follows:

Name	Age	Position
Jonathan J. Ledecky	55	Non-Executive Chairman of the Board and Interim Chief Financial Officer
Craig dos Santos	30	Chief Executive Officer and Director
Jeremy Zimmer	54	Director
Ben Lewis	31	Director
Richard Hecker	27	Director
Lee Linden	29	Advisor

Jonathan J. Ledecky has served as our Non-Executive Chairman of the Board and as our Interim Chief Financial Officer since the consummation of the merger with Andover Games in February 2012. He served as Ascend’s Chief Executive Officer from January 2011 to February 2012, and has served as a member of Ascend’s board of directors since January 2011. Mr. Ledecky has served as chairman of Ironbound, a private investment management fund, since March 1999. Since June 1999, Mr. Ledecky has also served as chairman of the Ledecky Foundation, a philanthropic organization which contributes funds to programs for the education of disadvantaged inner city youth in Washington, D.C., New York and Boston. From June 2007 to October 2009, Mr. Ledecky served as president, secretary and a member of the board of directors of Triplecrown Acquisition Corp., a blank check company that completed a business combination with Cullen Agricultural Technologies, Inc. From July 2005 to December 2007, Mr. Ledecky served as president, secretary and a director of Endeavor Acquisition Corp., a blank check company that completed a business combination with American Apparel. From January 2007 to April 2009, Mr. Ledecky served as president, secretary and a director of Victory Acquisition Corp., a blank check company that did not complete a business combination and returned all of its capital, representing approximately $330 million, to its public shareholders. In October 1994, Mr. Ledecky founded U.S. Office Products and served as its chief executive officer until November 1997 and chairman until June 1998. During his tenure, U.S. Office Products completed over 260 acquisitions, and grew to a Fortune 500 company with over $2.6 billion in revenues. In June 1998, U.S. Office Products completed a comprehensive restructuring plan whereby four separate entities were spun off to stockholders and U.S. Office Products underwent a leveraged recapitalization. In connection with these transactions, Mr. Ledecky resigned from his position as chairman of U.S. Office Products and became a director of each of the four spin-off entities. In February 1997, Mr. Ledecky founded Building One Services Corporation (originally Consolidation Capital Corporation), an entity formed to identify attractive consolidation opportunities which ultimately focused on the facilities management industry. In November 1997, Building One raised $552 million in an initial public offering. Mr. Ledecky served as Building One’s chief executive officer from November 1997 through February 1999 and as its chairman from inception through its February 2000 merger with Group Maintenance America Corporation. During his tenure with Building One, it completed 46 acquisitions and grew to over $1.5 billion in revenues. From July 1999 to July 2001, Mr. Ledecky was vice chairman of Lincoln Holdings, owners of the Washington sports franchises in the NBA, NHL and WNBA. Since June 1998, Mr. Ledecky has served as a director of School Specialty, a Nasdaq Global Market listed education company that provides products, programs and services that enhance student achievement and development. School Specialty was spun out of U.S. Office Products in June 1998. Since 1994, Mr. Ledecky has been involved with numerous other privately held companies in director positions.

Mr. Ledecky was a trustee of George Washington University, served as a director of the U.S. Chamber of Commerce and served as commissioner on the National Commission on Entrepreneurship. In addition, in 2004, Mr. Ledecky was elected the Chief Marshal of the 2004 Harvard University Commencement, a singular honor bestowed by his alumni peers for a 25th reunion graduate deemed to have made exceptional contributions to Harvard and the greater society while achieving outstanding professional success. In January 2013, Mr. Ledecky was elected to a four year term as a Trustee of the U.S. Olympic Foundation.

Mr. Ledecky received a B.A. (cum laude) from Harvard University in 1979 and a M.B.A. from the Harvard Business School in 1983.

We believe Mr. Ledecky is well-qualified to serve as a member of the board of directors due to his public company experience, operational experience and business contacts.

Craig dos Santos has served as our Chief Executive Officer and a member of our board of directors since the consummation of the merger with Andover Games in February 2012. Mr. dos Santos co-founded Andover Games in January 2011. In August 2009, Mr. dos Santos started the mobile division of Playdom and served in numerous positions, most recently as executive producer, until October 2010. Playdom focused on social games on Facebook and MySpace. While at Playdom, Mr. dos Santos grew the mobile team and launched games on iOS, Android and WebOS. As an early entrant into the mobile social games space, Mr. dos Santos helped Playdom launch Mobsters, Sorority Life and Social City, all of which were in the top 25 charts in the Apple App Store. Playdom also launched many other successful social games on Facebook before being sold to Disney for up to approximately $760 million in August 2010.

Prior to Playdom, Mr. dos Santos was at iLike from July 2008 until February 2009. iLike was a launch partner during the first launch of the Facebook Platform. At iLike, Mr. dos Santos was in charge of monetization of applications and helped strike deals with Rhapsody, Ticketmaster, Comscore and Nielsen. iLike was sold to MySpace in 2009. From May 2006 until July 2008, Mr. dos Santos served as a principal of dos Santos and Partners, a partnership he founded that focused on brokering software services to India.

From 2002 to 2006, Mr. dos Santos worked at Microsoft, where he was on the Microsoft Passport and Microsoft Windows Core Security teams. He was responsible for some of the security features in Windows XP as well as Windows Vista.

Mr. dos Santos graduated from Rice University in 2003 with a Bachelors of Science in Electrical and Computer Engineering.

We believe Mr. dos Santos is well-qualified to serve as a member of the board of directors due to his experience in the mobile gaming industry and his business contacts.

Jeremy Zimmer has served as a member of our board of directors since the consummation of the merger with Andover Games in February 2012. Mr. Zimmer is a founding partner, Chief Executive Officer and board member of United Talent Agency, a talent and literary agency formed in 1991. At United Talent Agency, Mr. Zimmer oversees more than 125 agents and over 350 employees in Beverly Hills and New York, representing many widely- known and award-winning artists working in all current and emerging areas of entertainment, including motion pictures, television, music, digital media, books, and branded entertainment. The agency is also recognized worldwide in the areas of film and television packaging, film finance, corporate consulting, branding & licensing, endorsements and the representation of production talent. Mr. Zimmer has been a key figure behind United Talent Agency’s growth beyond film and television representation, having established the agency’s Digital, Branding, Licensing, and Endorsements divisions.

Mr. Zimmer is also involved in United Entertainment Group, a joint venture company which today is among the industry’s largest independent branded entertainment and integrated media firms providing marketing solutions to major consumer brands.

From 1984 to 1989, Mr. Zimmer was with International Creative Management where he eventually led both the Motion Picture Literary and Motion Picture Packaging departments. Then he joined Bauer/Benedek Agency, a talent agency, and served as a Partner there until he co-founded United Talent Agency in 1991.

Mr. Zimmer created and oversees United Talent Agency’s Agent Trainee Program and is a frequent speaker on the role of Hollywood in business and culture, and he has taught on the graduate level of UCLA’s Producers Program. He also sits on the Board of Overseers for the Hammer Museum.

We believe Mr. Zimmer is well-qualified to serve as a member of the board of directors due to his operational experience and business contacts.

Ben Lewis has served as a member of our board of directors since the consummation of the merger with Andover Games in February 2012. Mr. Lewis co-founded Andover Games in January 2011. Mr. Lewis co-founded Andover Games in January 2011. Mr. Lewis co-founded Tapjoy, a leader in mobile application distribution and monetization, in August 2008, with Lee Linden. Tapjoy started out with a single iPhone game, TapDefense, which was downloaded more than 20 million times and helped launch the Tapjoy ads platform. The Tapjoy ads platform was a new way to monetize free mobile applications. After reaching revenue of $1 million per month in March 2010, Tapjoy merged with Offerpal Media, which had a similar business model for Facebook traffic.

By March 2011, Tapjoy had 70 employees and was generating over $100 million in annualized revenue and an estimated 60 percent of paid app distribution. Mr. Lewis then left to pursue a new mobile opportunity with Lee Linden called Karma Science, a San Francisco based mobile e-commerce company that makes products and services instantly giftable to millions of consumers from their smartphones. Karma Science was acquired by Facebook in May 2012 with Mr. Lewis continuing to be employed by that company.

Mr. Lewis graduated from the University of Michigan with a Computer engineering degree in 2001. He started his professional career at Microsoft from July 2002 to August 2003 as one of the founding engineers of the Xbox Live team. He then returned to the University of Michigan to get his MBA. After graduating from Michigan again, Mr. Lewis went to pursue a career at Google as a Product Manager. While at Google from July 2005 to January 2009, Mr. Lewis managed many successful products including growing the Toolbar from 60 million to 200 million-plus users, managing the launch and growth of Google Checkout, adding sports scores to Search and other products, as well as winning two EMG awards for his work on client team products.

While at the University of Michigan, Mr. Lewis also co-founded an internet company called Bidcentives with Lee Linden.

We believe Mr. Lewis is well-qualified to serve as a member of the board of directors due to his experience in the mobile gaming industry and his business contacts.

Richard Hecker has served as a member of our board of directors since the consummation of the merger with Andover Games in February 2012. Mr. Hecker has been a board member of Andover Games since January 2011. In 2011, Mr. Hecker founded Traction and Scale LLC, a private equity firm specializing in incuating digital media and direct marketing companies and turn-around situations, and serves as its Managing Member. He also co-founded Double Dutch Studios Inc, parent of inSparq, a Discovery platform for retailers, in June 2011 and serves as its Executive Chairman.

From June 2010 to March 2011, Mr. Hecker was a consultant for Bebo.com, a social networking internet site. From September 2006 to June 2010, Mr. Hecker was the “chief bootstrapper” at Bootstrapper.com, a blog and conference producer for the private equity, venture capital and digital media industries. From June 2008 to January 2009, Mr. Hecker was Chief Marketing Officer of Groupable.com, an online marketplace and platform connecting groups and sponsors. From October 2003 to March 2006, Mr. Hecker was the Chairman and Chief Executive Officer of ZenFinancial, Inc., a call center outsourcing company. In April 2000, Mr. Hecker co-founded ClickZen Worldwide, an interactive advertising agency based in New York, and served as its President until September 2002.

In March 2008, Mr. Hecker co-founded TakesAllTypes.org, a non-profit social media platform for blood donation. Mr. Hecker also serves as a board member of Stakehouse, a social betting platform, and Buyinara, an email marketing company for the direct response television industry.

Mr. Hecker graduated from the State University of New York at Binghamton with a B.S. in financing.

We believe Mr. Hecker is well-qualified to serve as a member of the board of directors due to his IT experience and his business contacts.

Advisors and Consultants

Lee Linden has served as an advisor to our board of directors since the consummation of the merger with Andover Games in February 2012. Pursuant to our agreement with Mr. Linden, he is obligated to advise us on all matters requested by us that fall within his areas of expertise and experience, including to provide us with ideas and advice on investments in companies and mobile games and to provide assistance with any due diligence investigation and research we may need in connection with the foregoing. He is expected to devote at least 4 hours per work (or 16 hours per calendar month) to our business. We pay Mr. Linden an annual advisor fee of $1,000 for his services to us.

Mr. Linden co-founded Andover Games in January 2011. Mr. Linden co-founded (with Ben Lewis) Karma Science in March 2011 and Tapjoy in August 2008. Mr. Linden continues to be employed by Facebook after its acquisition of Karma Science in May 2012. At Tapjoy, Mr. Linden led fundraising and drove business development until its merger with Offerpal Media in March 2010. He then helped grow the combined business to over $100 million in annual revenue, over 9,000 network applications, and the development of first party applications with over 45 million downloads. Prior to Tapjoy, Mr. Linden worked as an associate at Kleiner Perkins Caufield & Byers from February 2008 to the end of 2008 and was a key member of the iFund team, which has made investments in several leading mobile companies. From June 2003 to May 2007, Mr. Linden worked in product development at Microsoft, leading engineering teams for both enterprise and consumer offerings including co-founding the Windows Home Server division. He is also the co-founder of ContestMachine (via YCombinator), a self-service online promotional marketing service with thousands of small business customers. Mr. Linden also co-founded an internet company called Bidcentives with Ben Lewis.

Mr. Linden received a degree in computer engineering at the University of Michigan in 2003 and obtained an MBA from Stanford's Graduate School of Business 2009.

Meteor Group and its chairman, Dieter Abt, have served as consultants to us since May 2012. Pursuant to our agreements with Meteor Group and Mr. Abt, each is obligated to provide us with advice with respect to locating strategic relationships among their contacts, primarily well known consumer products and services (collectively the “Brands”). Pursuant to the agreements with Meteor Group and Mr. Abt, we have granted them options to purchase an aggregate of 150,000 shares of our common stock, 50,000 of which are exercisable at $0.50 per share, 50,000 of which are exercisable at $0.75 per share and 50,000 of which are exercisable at $1.00 per share, vesting upon the entry by us of agreements with specific third parties to develop mobile games for such third parties. We have also agreed to pay them a commission equal to 10% of any fees paid to us by a Brand to develop or modify an existing mobile game and 10% of net revenue (as defined in the agreements) we generate from any mobile game we release for a Brand. The net revenue sharing arrangement will not begin, however, until we have recouped all of our direct expenses incurred in developing the game plus an additional 25% of our development expenses.

Meteor Group is a privately held, full service digital agency that specializes in designing and building customized user centric mobile solutions. We will have access to all of Meteor Group’s clients, including the McDonald’s Channel, a digital out of home network for the McDonald’s (NYSE: MCD) restaurant chain, and will be part of Meteor Group’s fundamental sales initiatives.

Family Relationships

There are no family relationships among our directors or officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2012, all filing requirements applicable to our officers, directors and ten percent stockholders were complied with on a timely basis.

Code of Ethics

In May 2006, our board of directors adopted a code of ethics that applies to our directors, officers and employees. We will provide a copy of our code of ethics to any person, upon request, without charge. Requests should be sent in writing to Ascend Acquisition Corp., 360 Ritch Street, Floor 3, San Francisco, California 94107.

Corporate Governance

We do not have separate standing audit, nomination or compensation committees. We do not believe it is necessary for our board of directors to appoint such committees, or have a separately designated lead director, because the volume of matters that come before the board of directors for consideration permits the full board to give sufficient time and attention to such matters to be involved in all decision making. The board of directors is responsible for overseeing risk management, and receives reports from management periodically.

There were no material changes to the procedures by which security holders may recommend nominees to our board of directors in our last fiscal quarter.

ITEM 11.	EXECUTIVE COMPENSATION.

Executive Compensation

Summary

Prior to the consummation of our business combination with Andover Games, none of our executive officers received any cash compensation for services rendered to us, and we did not granted any stock options or stock appreciation rights or any awards under long-term incentive plans. The following table sets forth information concerning compensation of our principal executive officer and our two other most highly compensated executive officers earning in excess of $100,000 for services rendered in all capacities (our “named executive officers”) for the years ended December 31, 2012 and 2011:

Summary Compensation Table

Name and Principal Position	Year	Salary		Bonus	Stock Awards	Option Awards	Nonequity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Craig dos Santos(1)	2012	$261,875		—	—	—	—	—	—	$261,875
Chief Executive Officer	2011	$62,500		—	—	—	—	—	—	$62,500
Jonathan J. Ledecky(2)	2012	$125,000	(3)	—	—	—	—	—	—	$125,000	(3)
Non-Executive Chairman and Interim Chief Financial Officer	2011	$0		—	—	—	—	—	—	$0

(1)	Mr. dos Santos has served as our Chief Executive Officer since February 29, 2012. Mr. does Santos has served as Andover Games’ Chief Executive Officer since January 2011. Compensation paid to Mr. dos Santos prior to February 29, 2012 for his service as Chief Executive Officer of Andover Games is included in this table.

(2)	Mr. Ledecky has served as a member of our board of directors since January 21, 2011 and as our Non-Executive Chairman of the Board and Interim Chief Financial Officer since February 29, 2012. Mr. Ledecky also previously served as our Chief Executive Officer from January 21, 2011 until February 29, 2012.

(3)	Paid to Ironbound, of which Mr. Ledecky is managing member.

Craig dos Santos serves as Chief Executive Officer of the Company pursuant to a two-year employment agreement with the Company effective as of February 29, 2012 providing for him to be paid an annual salary of $225,000 in exchange for his services. Under the agreement, the term of Mr. dos Santos’ employment runs for two years unless terminated earlier as provided in the agreement, or unless extended by mutual written agreement of the Company and Mr. dos Santos. Mr. dos Santos will be entitled to the medical, life, disability and other benefits as are generally afforded to other executives of the Company, subject to applicable waiting periods and other conditions, and will be entitled to paid vacation in accordance with customary Company policy. The Company also will pay or reimburse Mr. dos Santos for all transportation, hotel and other expenses reasonably incurred by him on business trips and for all other ordinary and reasonable out-of-pocket expenses actually incurred by him in the conduct of the business of the Company. In the event that the Company terminates Mr. dos Santos’s employment without “cause” (as defined in the agreement) or Mr. dos Santos terminates his employment for “good reason” (as defined in the agreement), the Company must pay Mr. dos Santos his base salary through the end of the end of the current annual term, all valid expense reimbursements and all accrued but unused vacation. If Mr. dos Santos’ employment terminates due to his death or disability, the Company must pay his base salary through the date of termination, all valid expense reimbursements and all accrued but unused vacation. If the Company terminates Mr. dos Santos’ employment for “cause,” the Company must pay his base salary through the date of termination, all valid expense reimbursements and all unused vacation pay through the date of termination required by law to be paid.

Traction and Scale, LLC, of which Richard Hecker is the principal and controlling member, and the Company have entered into a two-year consulting agreement effective as of February 29, 2012 providing for Traction and Scale, LLC to be paid an annual consulting fee of $150,000. In exchange, Traction and Scale, LLC will perform such services as are mutually agreed upon. The term of the agreement runs for two years, except that either party may terminate the agreement at any time upon 60 days written notice to the other party. Additionally, the Company may terminate this agreement at any time during the term for “cause” (as defined in the agreement). Upon any termination, the Company must pay all amounts owing to Traction and Scale, LLC for services completed and accepted by the Company prior to the termination date and related reimbursable expenses, if any, except that, if the agreement is terminated by the Company prior to the expiration of the term without “cause,” the Company also will pay Traction and Scale, LLC all consulting fees owing and unpaid to it through the end of the current annual term. For example, if the agreement is terminated without “cause” on September 1, 2013, effective October 31, 2013, in addition to all amounts owing to it for completed services and related reimbursable expenses through such date, the Company will pay to Traction and Scale, LLC the consulting fee for the remaining four months in the first annual period, ending February 28, 2014, or $50,000. Such amount will be paid in equal monthly installments through the end of the annual period.

Ironbound, an affiliate of Jonathan Ledecky, and the Company have entered into a two-year consulting agreement effective as of February 29, 2012 providing for it to receive an annual consulting fee of $150,000. In exchange, Mr. Ledecky is to serve as the Chairman of the Board and Interim Chief Financial Officer of the Company. Mr. Ledecky may be removed from these positions at any time and for any reason or no reason at all, and such removal will not constitute a breach by the Company of the agreement. The Chief Executive Officer of the Company and Mr. Ledecky also may agree on other services to be performed by him under the agreement. The term of the agreement runs for two years, except that either party may terminate the agreement at any time upon 60 days written notice to the other party. Additionally, the Company may terminate this agreement at any time during the term for “cause” (as defined in the agreement). Upon any termination, the Company must pay all amounts owing to Ironbound for services completed and accepted by the Company prior to the termination date and related reimbursable expenses, if any, except that, if the agreement is terminated by the Company prior to the expiration of the term without “cause,” the Company also will pay Ironbound all consulting fees owing and unpaid to it through the end of the current annual term. For example, if the agreement is terminated without “cause” on November 2, 2013, effective January 31, 2014, in addition to all amounts owing to it for completed services and related reimbursable expenses through such date, the Company will pay to Ironbound the consulting fee for the remaining one month in the second annual period, ending February 28, 2014, or $12,500. Such amount will be paid in one monthly installment at the end of the annual period.

Outstanding Equity Awards

There were no unexercised options, stock that had not vested, or equity incentive plan awards outstanding for our named executive officers as of December 31, 2012.

Retirement Benefits and Payments Upon Termination or Change of Control

We do not have any plans that provide for the payment of retirement benefits, or benefits that will be paid primarily following retirement. We do not have any contracts, agreements, plans or arrangements that provide for payment to a named executive officer at, following, or in connection with the resignation, retirement or other termination of such named executive officer, or a change in control of our company or a change in such named executive officer’s responsibilities following a change in control, except the payments described above in the section entitled “Executive Compensation — Summary” of this Item 11 of Part III of this Form 10-K.

Director Compensation

Prior to the consummation of our business combination with Andover Games, no director received any cash compensation for services rendered to us, and we did not granted any stock options or stock appreciation rights or any awards under long-term incentive plans.

Other than the compensation paid to Craig dos Santos in his capacity as a Chief Executive Officer of Andover Games, as described above, prior to the consummation of our business combination with Andover Games, no manager of Andover Games received any compensation for services rendered to it, and Andover Games did not grant any options or awards under any equity incentive plan.

As of the date of this Form 10-K, we have not established a compensation plan for the members of our board of directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding the beneficial ownership of our common stock as of March 26, 2013 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all of our officers and directors as a group.

The beneficial ownership of each person was calculated based on 50,926,700 shares of our common stock outstanding as of March 26, 2013, according to the record ownership listings as of that date, the beneficial ownership reports filed by 5% beneficial owners with the SEC and the verifications we solicited and received from each director and executive officer. The SEC has defined “beneficial ownership” to mean more than ownership in the usual sense. For example, a person has beneficial ownership of a share not only if he owns it in the usual sense, but also if he has the power (solely or shared) to vote, sell or otherwise dispose of the share. Beneficial ownership also includes the number of shares that a person has the right to acquire within 60 days of March 26, 2013, pursuant to the exercise of options or warrants or the conversion of notes, debentures or other indebtedness, but excludes stock appreciation rights. Two or more persons might count as beneficial owners of the same share. Unless otherwise noted, the following persons have sole voting and sole investment power with regard to the shares beneficially owned by them.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percentage of Beneficial Ownership
Executive Officers and Directors:
Jonathan J. Ledecky(1) 970 West Broadway, PMB 402 Jackson, Wyoming 83002	7,968,550	15.6%
Craig dos Santos(2)(3)(4) 360 Ritch Street, Floor 3 San Francisco, CA 94107	11,967,775	23.5%
Ben Lewis(3)(4)(5) 360 Ritch Street, Floor 3 San Francisco, CA 94107	10,439,973	20.5%
Richard Hecker(3)(4)(6) 360 Ritch Street, Floor 3 San Francisco, CA 94107	4,965,354	9.8%
Jeremy Zimmer(3)(4)(7) 9560 Wilshire Boulevard Beverly Hills, CA 90212	350,000	*
All officers and directors as a group (5 individuals)	35,691,652	70.1%
Five Percent Holders:
Lee Linden(3)(4) 360 Ritch Street, Floor 3 San Francisco, CA 94107	10,439,973	20.5%
Ironbound Partners Fund LLC(8) 970 West Broadway, PMB 402 Jackson, Wyoming 83002	7,968,550	15.6%

*	Less than one percent.

(1)	Represents 7,968,550 shares held by Ironbound, of which Mr. Ledecky is managing member. Mr. Ledecky is our Non-Executive Chairman of the Board and Interim Chief Financial Officer.

(2)	Mr. dos Santos is our Chief Executive Officer and a member of our board of directors.

(3)	Does not include any additional shares that may be issued to this individual if less than $4 million of proceeds are raised in the Financing, as described below.

(4)	These individuals are party to a repurchase rights agreement pursuant to which certain individuals have the right to purchase shares from the other parties depending on the happening of certain events.

(5)	Mr. Lewis is a member of our board of directors.

(6)	Mr. Hecker is a member of our board of directors and Executive Vice President and a Manager of Andover Games.

(7)	Mr. Zimmer is a member of our board of directors.

(8)	Mr. Ledecky is the managing member of Ironbound and as such has sole voting and dispositive power over such shares.

Pursuant to the Merger Agreement, Ascend was obligated to use its commercial best efforts to raise $4 million of equity capital through the sale of Ascend’s capital stock in the Financing, of which at least $2 million was to be raised prior to or simultaneously with the Closing and such additional proceeds were to be raised, if at all, within 60 days after the Closing so as to raise up to $4 million in aggregate proceeds. Simultaneously with the Closing, Ascend sold 4,000,000 shares of its common stock in a private placement at $0.50 per share for gross proceeds of $2 million. On May 14, 2012, the parties amended the Merger Agreement, effective as of April 30, 2012. Pursuant to the amendment, the parties agreed to terminate the offering period for the Financing and recommence financing efforts at a later time. The parties determined to amend the Merger Agreement in this way to allow Ascend to freely explore and consummate potential strategic initiatives that have been presented to it since consummation of the merger. No decision has been made yet as to when to recommence its efforts to raise the remaining additional $2 million of proceeds. Ironbound has agreed that if Ascend is unable to identify investors to purchase all of the remaining $2 million of shares of common stock in the Financing, it will purchase such remaining shares. Ascend is required to use its commercial best efforts to raise the additional $2 million of proceeds in the Financing. If Ascend sells additional shares of its capital stock in the Financing, Ascend will issue additional shares of its common stock to the former members of Andover Games to maintain their collective ownership of Ascend common stock at 75% on a fully diluted basis. Alternatively, if Ascend sells less than the maximum $4 million in aggregate proceeds in the Financing, then such number of additional shares of Ascend capital stock shall be issued to the former members of Andover Games at the final closing of the Financing so as to increase their collective pro-rata percentage ownership in Ascend by one percent (1%) for every $200,000 in proceeds that Ascend falls short of the $4 million maximum proceeds in the Financing.

Equity Compensation Plans

The following table provides certain information as of December 31, 2012 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the registrant are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	570,000	$0.36	5,430,000
Equity compensation plans not approved by security holders	200,000	$0.69
Total	770,000	$0.45	5,430,000

2012 Long-Term Incentive Equity Plan

On May 14, 2012, our board of directors adopted the 2012 Long-Term Incentive Equity Plan, or the “2012 Plan.” The 2012 Plan provides for the grant of stock options, stock appreciation rights, restricted stock and other stock-based awards to, among others, officers, directors, employees and consultants of ours and of our subsidiaries.

Administration.  The 2012 Plan is administered by a committee designated by our board of directors or, in the absence of such a designation, by our board. Any such committee designated by our board of directors will be comprised of at least two directors, all of whom are “outside directors,” as defined in the regulations issued under Section 162(m) of the Internal Revenue Code of 1986, as amended, or the “IRC,” and “non-employee” directors, as defined in Rule 16b-3 under the Securities Exchange Act of 1934, as amended. References in this section to the “committee” refer to the committee designated by our board or, if none, to our board.

Subject to the provisions of the 2012 Plan, the committee determines, among other things, the persons to whom from time to time awards may be granted, the specific type of awards to be granted, the number of shares subject to each award, share exercise prices, any restrictions or limitations on the awards, and any vesting, exchange, surrender, cancellation, acceleration, termination, exercise or forfeiture provisions related to the awards. Notwithstanding the foregoing, no participant may be granted awards for more than 600,000 shares in any calendar year.

Stock Subject to the Plan.  The total number of shares of common stock reserved for issuance under the 2012 Plan is 6,000,000 shares. Shares of stock subject to awards that are forfeited or terminated will be available for future award grants under the plan. Shares surrendered by the holder or withheld by us as payment in connection with an award or to satisfy tax withholding obligations related to an award will not be available for future award grants under the plan.

Under the 2012 Plan, on a change in the number of shares of our common stock as a result of a dividend on shares of common stock payable in shares of common stock, a forward split, reverse split, combination or exchange of our common stock, or other extraordinary or unusual event that results in a change in the shares of common stock as a whole, the committee shall determine whether such change equitably requires an adjustment in the terms of any award in order to prevent dilution or enlargement of the benefits available under the 2012 Plan or the aggregate number of shares reserved for issuance under the plan.

Eligibility.  The committee may grant awards under the 2012 Plan to employees, officers, directors and consultants who are deemed to have rendered, or to be able to render, significant services to us or one of our subsidiaries or who are deemed to have contributed, or to have the potential to contribute, to our success. No incentive stock options, as defined in Section 422 of the IRC, may be granted to any person who is not an employee of ours or one of our subsidiaries at the time of grant.

Options.  Under the 2012 Plan, the committee may grant both incentive stock options and non-qualified stock options. A stock option may only be granted within a ten-year period commencing on the adoption of the plan and may only be exercised within ten years from the date of the grant, or within five years in the case of an incentive stock option granted to a person who, at the time of the grant, owns common stock possessing more than 10% of the total combined voting power of all classes of our stock.The exercise price per share of common stock may not be less than 100% of the fair market value on the day of the grant or, if greater, the par value of a share of common stock. However, the exercise price of an incentive stock option granted to a person possessing more than 10% of the total combined voting power of all classes of our stock may not be less than 110% of the fair market value on the date of grant. The exercise price of a stock option is payable in cash or, if the stock option agreement so provides, in shares of common stock, partly in shares of common stock and partly in cash or by such other means as may be determined by the committee. The aggregate fair market value of all shares of common stock with respect to which incentive stock options are exercisable by a participant for the first time during any calendar year, measured at the date of the grant, may not exceed $100,000.

Generally, stock options granted under the 2012 Plan may not be transferred other than by will or by the laws of descent and distribution and all stock options are exercisable, during the holder’s lifetime, only by the holder, or in the event of legal incapacity or incompetency, the holder’s guardian or legal representative. However, a holder, with the approval of the committee, may transfer a non-qualified stock option to an immediate family member of the holder by gift or by domestic relations order or to an entity in which more than 50% of the voting interests are owned by the holder or immediate family members of the holder.

Generally, if the holder is an employee, no stock options granted under the 2012 Plan may be exercised by the holder unless he or she is employed by us or one of our subsidiaries at the time of the exercise and has been so employed continuously from the time the stock options were granted. However, should a holder die while employed by us or one of our subsidiaries, unless otherwise provided in the stock option agreement, his or her legal representative or legatee under his or her will may exercise the decedent holder’s vested stock options for a period of 12 months from the date of his or her death, or such other greater or lesser period as the committee may specify in the stock option agreement, or until the expiration of the stated term of the stock option, whichever period is shorter. Similarly, in the event the holder’s employment is terminated due to disability or normal retirement, unless otherwise provided in the stock option agreement, the holder may still exercise his or her vested stock options for a period of 12 months, or such other greater or lesser period as the committee may specify in the stock option agreement, from the date of termination or until the expiration of the stated term of the stock option, whichever period is shorter. If the holder’s employment is terminated for any reason other than death, disability or normal retirement, unless otherwise provided in the stock option agreement, the stock option will automatically terminate, except that if the holder’s employment is terminated by us without cause, the holder may still exercise his or her vested stock options for a period of three months, or such other greater or lesser period as the committee may specify in the stock option agreement, from the date of termination or until the expiration of the stated term of the stock option, whichever period is shorter.

If the 2012 Plan is not approved by a majority of our common stock by May 13, 2013, no incentive stock options may be granted under the plan and any outstanding incentive stock options will be converted into non-qualifed stock options.

Stock Appreciation Rights.  Under the 2012 Plan, the committee may grant stock appreciation rights to participants who have been, or are being, granted stock options under the plan as a means of allowing the participants to exercise their stock options without the need to pay the exercise price in cash, or the committee may grant them alone and unrelated to a stock option. A stock appreciation right entitles the holder to receive a number of shares of common stock having a fair market value equal to the excess fair market value of the common stock on the date of exercise over the exercise price of the related stock option (or the fair market value of the common stock on the date of grant, if granted alone), multiplied by the number of shares subject to the stock appreciation right.

Restricted Stock.  Under the 2012 Plan, the committee may grant shares of restricted stock. We will retain custody of the stock certificate and all dividends and distributions made or declared with respect to the restricted stock during the applicable restriction period. A breach of any restriction regarding the restricted stock will cause a forfeiture of the restricted stock and any retained dividends and distributions. Except for the foregoing restrictions, the holder will have all of the rights of a stockholder, including the right to vote the stock. The restricted stock and any retained distributions shall vest upon the expiration of the restriction period and the satisfaction of any other applicable restrictions. Any restricted stock and retained distributions that do not vest will be forfeited to us.

Other Stock-Based Awards.  Under the 2012 Plan, the committee may grant other stock-based awards, subject to limitations under applicable law that are denominated or payable in, valued in whole or in part by reference to, or otherwise based on, or related to, shares of common stock, as deemed consistent with the purposes of the plan.

Accelerated Vesting and Exercisability.  If any one person, or more than one person acting as a group, acquires the ownership of stock of ours that, together with the stock held by such person or group, constitutes more than 50% of the total fair market value or combined voting power of our stock, and our board of directors does not authorize or otherwise approve such acquisition, then the vesting periods of any and all stock options and other awards granted and outstanding under the 2012 Plan shall be accelerated and all such stock options and awards will immediately and entirely vest, and the respective holders thereof will have the immediate right to purchase and/or receive any and all common stock subject to such stock options and awards on the terms set forth in the 2012 Plan and the respective agreements respecting such stock options and awards. An increase in the percentage of stock owned by any one person, or persons acting as a group, as a result of a transaction in which we acquire our stock in exchange for property is not treated as an acquisition of stock.

The committee may, in the event of an acquisition by any one person, or more than one person acting as a group, together with acquisitions during the 12-month period ending on the date of the most recent acquisition by such person or persons, of assets from us that have a total gross fair market value equal to or more than 50% of the total gross fair market value of all of our assets immediately before such acquisition or acquisitions, or if any one person, or more than one person acting as a group, acquires the ownership of stock of ours that, together with the stock held by such person or group, constitutes more than 50% of the total fair market value or combined voting power of our stock, which has been approved by our board of directors, (i) accelerate the vesting of any and all stock options and other awards granted and outstanding under the 2012 Plan, or (ii) require a holder of any award granted under the 2012 Plan to relinquish such award to us upon the tender by us to the holder of cash in an amount equal to the repurchase value of such award. For this purpose, gross fair market value means the value of our assets, or the value of the assets being disposed of, determined without regard to any liabilities associated with such assets.

Notwithstanding any provisions of the 2012 Plan or any award granted thereunder to the contrary, no acceleration shall occur with respect to any award to the extent such acceleration would cause the plan or an award granted thereunder to fail to comply with Section 409A of the IRC.

Term and Amendments.  Unless terminated by our board of directors, the 2012 Plan shall continue to remain effective until no further awards may be granted and all awards granted under the 2012 Plan are no longer outstanding. Notwithstanding the foregoing, grants of incentive stock options may be made only until ten years from the effective date of the 2012 Plan. Our board of directors may at any time, and from time to time, amend the 2012 Plan, provided that no amendment will be made that would impair the rights of a holder under any agreement entered into pursuant to the 2012 Plan without the holder’s consent.

Non-Plan Options

Effective as of May 7, 2012, we issued to Meteor Group and its chairman, Dieter Abt, three-year options to purchase an aggregate of 150,000 shares of our common stock, 50,000 of which are exercisable at $0.50 per share, 50,000 of which are exercisable at $0.75 per share and 50,000 of which are exercisable at $1.00 per share, vesting upon the entry by us of agreements with specific third parties to develop mobile games for such third parties.

Effective July 2012, we entered into a consulting arrangement whereby the consultant received a three-year option to purchase an aggregate of 50,000 shares of our common stock at an exercise price of $0.50. The options were immediately exercisable.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

Prior to Ascend’s IPO, the Company issued 1,500,000 shares of common stock (on a pre-reverse stock split basis) in a private placement to its founders, Don K. Rice, at the time its Chairman, Chief Executive Officer, President and Treasurer, Stephen L. Brown and Russell C. Ball III, each at the time a member of its board of directors, and Arthur Spector, at the time a special advisor to the Company, for an aggregate purchase price of $25,000. Upon completion of the reverse stock split on September 23, 2008, the 1,500,000 shares were converted into 150,000 shares.

In connection with the Company’s IPO in May 2006, the holders of the shares issued to the Company’s founders entered into a registration rights agreement with the Company providing for registration rights with respect to such shares. The holders of the majority of these shares are entitled to make up to two demands that the Company register these shares. The holders of the majority of these shares may elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are released from escrow. In addition, these stockholders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the date on which these shares of common stock are released from escrow. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Simultaneously with its IPO, the Company sold 166,667 units (on a pre-reverse stock split basis) to Mr. Rice in a private placement. Each unit originally consisted of one share of our common stock and two redeemable common stock purchase warrants, which expired unexercised in May 2010. Upon completion of the reverse stock split on September 23, 2008, the 166,667 shares were converted into 16,668 shares.

On November 18, 2008, the Company issued a convertible promissory note to Don K. Rice, at the time its sole officer and one of its directors, with a principal amount of $195,000. The principal balance of the promissory note included the principal balance of an earlier promissory note executed on June 16, 2008, plus accrued interest and additional advances made by Mr. Rice thereafter. The promissory note was due and payable in full on demand, and bore interest at the rate of 5% per annum. At any time prior to the payment in full of the entire balance of the promissory note, Mr. Rice had the option of converting all or any portion of the unpaid balance of the promissory note into shares of Ascend common stock at a conversion price equal to $0.04 per share, subject to adjustment upon certain events. The conversion price was based on the then recent market prices and near non-liquidity of our common stock, the number of shares that would be issued and the effect that the sale of such shares would have on the market for our common stock, and the legal constraints on the sale of such shares.

In August 2009, the Company executed a second convertible promissory note to Don K. Rice, with a principal amount of $50,000. The principal balance of the promissory note includes the additional advances made by Mr. Rice during 2009. The promissory note is due and payable in full on demand, and bears interest at the rate of 5% per annum. At any time prior to the payment in full of the entire balance of the promissory note, Mr. Rice has the option of converting all or any portion of the unpaid balance of the promissory note into shares of our company’s common stock at a conversion price equal to $0.05 per share, subject to adjustment upon certain events. The conversion price was based on the market price.

In March 2010, the Company issued a third convertible promissory note to Don K. Rice, with a principal amount of $30,000. The principal balance of the promissory note included the additional advances made by Mr. Rice during the fourth quarter of 2009 through February 2010. The promissory note was due and payable in full on demand and bore interest at the rate of 5% per annum. At any time prior to the payment in full of the entire balance of the promissory note, Mr. Rice had the option of converting all or any portion of the unpaid balance of the promissory note into shares of Ascend common stock at a conversion price equal to $0.06 per share, subject to adjustment upon certain events. The conversion price was based on the market price of Ascend common stock at or about the time of the issuance of the promissory note.

In August 2010, the Company issued a fourth convertible promissory note to Don K. Rice, with a principal amount of $30,000. The principal balance of the promissory note included the additional advances made by Mr. Rice from May 2010 through July 2010. The promissory note was due and payable in full on demand and bore interest at the rate of 5% per annum. At any time prior to the payment in full of the entire balance of the promissory note, Mr. Rice had the option of converting all or any portion of the unpaid balance of the promissory note into shares of our common stock at a conversion price equal to $0.05 per share, subject to adjustment upon certain events. The conversion price was based on the market price of the Company’s common stock at or about the time of the issuance of the promissory note.

In January 2011, the Company issued a fifth convertible promissory note to Don K. Rice, with a principal amount of $15,000. The promissory note represented amounts advanced to the Company by Mr. Rice during August and November 2010. The promissory note was due and payable in full on demand, and bore interest at the rate of 5% per annum. At any time prior to the payment in full of the entire balance of the promissory note, Mr. Rice had the option of converting all or any portion of the unpaid balance of the promissory note into shares of the Company’s common stock at a conversion price equal to $0.15 per share, subject to adjustment upon certain events.

In January 21, 2011, the Company entered into and consummated the Purchase Agreement with Mr. Rice and Ironbound. Pursuant to the Purchase Agreement, Mr. Rice converted all principal and accrued interest on convertible promissory notes held by him, including the one issued to him in January 2011 described above, into an aggregate of 7,075,000 shares of the Company’s common stock. Immediately after the conversion of the notes, Mr. Rice sold to Ironbound such shares together with an additional 218,550 shares of common stock of the Company held by Mr. Rice, or an aggregate of 7,293,550 shares of common stock for an aggregate purchase price of $310,000.

In connection with the Purchase Agreement, Mr. Rice assigned his registration rights with respect to certain of these shares to Ironbound. Accordingly, pursuant to the registration rights agreement described above, Ironbound has the right to demand that the Company register certain of the shares of common stock of the Company acquired by it from Mr. Rice. In addition, Ironbound has certain “piggy-back” registration rights on registration statements filed by the Company with respect to such securities. The Company is required to bear the expenses incurred in connection with the filing of any such registration statements.

In March 2011, the Company executed a convertible promissory note in favor of Jonathan Ledecky, with a principal amount of $25,000. The note was due and payable in full on demand and bore interest at the rate of 5% per annum. At any time prior to the payment in full of the entire balance of the note, Mr. Ledecky had the option of converting all or any portion of the unpaid balance of the note into shares of the Company’s common stock at a conversion price equal to $0.19 per share, subject to adjustment upon certain events. The conversion price was based on the market price of the Company’s common stock at the time of the issuance of the note.

In July 2011, the Company executed a convertible promissory note in favor of Mr. Ledecky, with a principal amount of $10,000. The promissory note represented amounts advanced to the Company by Mr. Ledecky during June 2011. The promissory note was due and payable in full on demand and bore an interest rate of 5% per annum. At any time prior to the payment in full of the entire balance of the note, Mr. Ledecky had the option of converting all or any portion of the unpaid balance of the note into shares of the Company’s common stock at a conversion price equal to $0.20 per share, subject to adjustment upon certain events. The conversion price was at a premium to the market price of the Company’s common stock at the time of the issuance of the note.

In July 2011, Mr. Ledecky converted the $35,000 principal amount of the promissory notes issued to him in March 2011 and June 2011 into an aggregate of 175,000 shares of common stock of the Company, or $0.20 per share. Although the promissory note issued to Mr. Ledecky in March 2011 had a conversion price of $0.19, Mr. Ledecky voluntarily converted such note into the Company’s common stock at $0.20 per share. Additionally, the accrued interest on the notes totaling $380 was forfeited and credited to additional paid-in capital as part of the cost of securities issued.

In July 2011, Jeremy Zimmer purchased 250,000 shares of common stock from us for an aggregate purchase price of $50,000, or $0.20 per share, in a private placement.

The Company agreed to file a registration statement with the SEC to register the resale of the shares of common stock issued upon conversion of the promissory notes converted by Mr. Ledecky in July 2011 and sold in the private placement to Mr. Zimmer promptly after consummation by the Company of a merger, stock exchange, asset acquisition or other form of business combination and to use its best efforts to have such registration statement declared effective as soon as possible. The Company is required to bear the expenses incurred in connection with the filing of any such registration statements.

In December 2011, the Company executed a convertible promissory note in favor of Ironbound with a principal amount of $250,000. The promissory note represented amounts advanced to the Company by Ironbound so that the Company could provide certain bridge financing to Andover Games upon execution of the Merger Agreement. The note was due and payable in full upon closing of the merger or, if not consummated, on demand and bears interest at the rate of 5% per annum. Upon the Closing, on February 29, 2012, the note was used as consideration for Ironbound purchasing an aggregate of 500,000 shares of Ascend common stock in the Financing and was cancelled. Upon the Closing, Jeremy Zimmer also purchased 100,000 shares of common stock in the Financing.

On March 14, 2012, in satisfaction of the registration rights described in the preceding paragraphs, we filed a registration statement covering the resale of the securities to which the registration rights applied. The registration statement was declared effective on July 13, 2012. The Company is bearing the expenses incurred in connection with the filing of the registration statement.

On May 14, 2012, Ironbound agreed that if Ascend is unable to identify investors to purchase all of the remaining $2 million of shares of common stock in the Financing, it will purchase such remaining shares.

On January 7, 2013, we entered into a letter agreement with United Talent Agency (“UTA”). UTA is an affiliate of Jeremy Zimmer, a member of our board of directors. Under the agreement, UTA will assist us in structuring partnerships with media companies, brands and/or personalities who have not been previously introduced to us (a “Target”), with the purpose of creating licensed games for mobile or social platforms. The agreement is for a term of six months, with a six month tail. UTA will receive (i) a retainer of $15,000 per month of the term and (ii) a commission equal to 10% of the “net profits” (as defined in the agreement) on each product resulting from a partnership that is entered into with a Target prior to the expiration of the tail. The retainer will be recoupable against any commission payments. UTA will continue to receive commissions after the term and tail with respect to partnerships meeting the foregoing conditions. UTA also will receive 150,000 warrants exercisable at $0.75 per share vesting over two years.

Each of the officers or directors of the Company may participate in the remaining portion of the Financing on the same terms as other unaffiliated investors.

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

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by a majority of our uninterested “independent” directors (to the extent we have any) or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors (or, if there are no “independent” directors, our disinterested directors) determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

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

Independence of Directors

Though we are not listed on a national securities exchange, we have elected to adhere to the rules of The Nasdaq Stock Market, LLC (“Nasdaq”) in determining whether a director is independent. Our board of directors consults with its counsel to ensure that the board’s determinations are consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors. Nasdaq requires that a majority of the board must be composed of “independent directors,” which is defined generally as a person other than an officer of a company, who does not have a relationship with the company that would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

We do not have separate standing audit, nomination or compensation committees. Applying the independence standards of Nasdaq for audit, nomination and compensation committees, Mr. Ledecky, Mr. dos Santos and Mr. Hecker are not considered independent. Applying such independence standards to the directors who served on our board of directors prior to February 29, 2012, Mr. Ledecky, our sole director at the time, was not considered independent.

PART IV

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Prior to May 14, 2012, GBH was engaged as our principal independent registered public accounting firm. On May 14, 2012, our board of directors approved the dismissal of GBH and the engagement of Marcum as our principal independent registered public accounting firm to audit our financial statements.

Audit Fees

We paid GBH approximately $14,500 in fees for audit and review services during the years ended December 31, 2011. We were billed and will be billed by Marcum approximately $92,430 in fees for audit and review services and consents in registration statements for the year ended December 31, 2012.

Audit-Related Fees

We did not pay any fees to GBH or Marcum during the years ended December 31, 2012 and December 31, 2011 for assurance and related services by GBH or Marcum that were reasonably related to the performance of the audit or review of our financial statements and were not reported above.

Tax Fees

We did not pay any fees to GBH or Marcum during the years ended December 31, 2012 and December 31, 2011 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

We did not pay any fees to GBH or Marcum during the years ended December 31, 2012 and December 31, 2011 for any services other than the services reported above.

Audit Committee Approval

We currently do not have an audit committee.  However, our board of directors has approved all of the services described above.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as a part of the report:

(1)	The following consolidated financial statements:

Balance Sheet

Statement of Profit and Loss

Statement of Changes in Stockholder’s Equity

Statement of Cash Flows

(2)	The following exhibits:

Exhibit No.	Description
2.1	Merger Agreement and Plan of Reorganization, dated as of December 30, 2011, by and among Ascend Acquisition Corp., Ascend Merger Sub, LLC, Andover Games, LLC and the members of Andover Games, LLC. (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on January 4, 2012.)

2.2	Amendment No. 1 to the Merger Agreement and Plan of Reorganization, dated as of March 30, 2012, by and among Ascend Acquisition Corp., Andover Games, LLC and the former members of Andover Games. (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on April 4, 2012.)

2.3	Amendment No. 2 to the Merger Agreement and Plan of Reorganization, dated as of May 14, 2012, by and among Ascend Acquisition Corp., Andover Games, LLC and the former members of Andover Games. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1/A filed with the SEC on May 25, 2012.)

3.1	Second Amended and Restated Certificate of Incorporation. (Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 and filed with the SEC on March 31, 2009.)

3.2	By-Laws. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 or amendments thereto (SEC File No. 333-131529).)

4.1	Specimen Common Stock Certificate. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 or amendments thereto (SEC File No. 333-131529).)

10.1	Intentionally omitted.

10.2	Intentionally omitted.

10.3	Operating Agreement for Manager-Managed Rotvig Labs, LLC dated as of January 28, 2011. (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on March 6, 2012.)

10.4	Membership Interest Agreement dated May 7, 2011 between all the Members of Rotvig Labs, LLC and Concept Art House, Inc. (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on March 6, 2012.)

10.5	Service and Profit Sharing Agreement dated April 19, 2011 between Rotvig Labs, LLC and Concept Art House, Inc. (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on March 6, 2012.)

10.6	Note Purchase Agreement dated August 31, 2011 by and among Ecko Entertainment, Inc. and each of the purchasers listed on the Schedule of Purchasers attached thereto as Exhibit A. (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on March 6, 2012.)

10.7	Note Purchase Agreement dated September 14, 2011 by and among Game Closure Inc. and the persons named on the Schedule of Purchasers attached thereto. (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on March 6, 2012.)

10.8	Intentionally omitted.

10.9	Operating Agreement for Member-Managed Byte Factory LLC dated September 18, 2011. (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on March 6, 2012.)

10.10	Tapjoy Publisher Agreement: Term Sheet by and between Andover Fund, LLC and Tapjoy dated March 29th, 2011. (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on March 6, 2012.)

10.11	Intentionally omitted.

Exhibit No.	Description

10.12*	Employment Agreement dated February 29, 2012 between Andover Fund, LLC and Craig Dos Santos. (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on March 6, 2012.)

10.13*	Consulting Agreement dated February 29, 2012 between Registrant and Traction and Scale, LLC (Richard Hecker). (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on March 6, 2012.)

10.14*	Consulting Agreement dated February 29, 2012 between Registrant and Jonathan Ledecky. (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on March 6, 2012.)

10.15	Form of Lock Up Agreement between Registrant and each of Craig dos Santos, Richard Hecker, Ben Lewis, Lee Linden, Jon Diamond, Jonathan J. Ledecky and Ironbound Partners Fund, LLC. (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on January 4. 2012.)

10.16	Form of Right of First Look Agreement between Registrant and Craig dos Santos, Richard Hecker, Lee Linden, Ben Lewis and Jon Diamond. (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on January 4. 2012.)

10.25	Form of Subscription Agreement between Registrant and the certain investors. (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on March 6, 2012.)

10.26	Form of Indemnification Agreement. (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on March 6, 2012.)

10.27	Advisor Agreement, dated February 24, 2012, by and between Ascend Acquisition Corp. and Lee Linden. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1/A filed with the SEC on May 25, 2012.)

10.28	Repurchase Rights Agreement, dated as of February 24, 2012, by and among the Key Holders listed on Schedule A thereto. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1/A filed with the SEC on May 25, 2012.)

10.29*	2012 Long-Term Incentive Equity Plan. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1/A filed with the SEC on May 25, 2012.)

10.30	Commitment Letter by Ironbound Partners Fund, LLC. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1/A filed with the SEC on May 25, 2012.)

10.31	Consulting Agreements with Meteor Group and Dieter Abt. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1/A filed with the SEC on June 18, 2012.)

10.32	Letter Agreement, dated January 7, 2013, between Ascend Acquisition Corp. and United Talent Agency. (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on January 24, 2013.)

16	Letter from GBH CPAs, PC regarding change in certifying accountant, dated May 15, 2012. (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on May 16, 2012.)

21	List of subsidiaries of the Registrant. (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on March 6, 2012.)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

Exhibit No.	Description

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Management compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASCEND ACQUISITION CORP.

By:	/s/ Craig dos Santos
Craig dos Santos
Chief Executive Officer

Date	April 9, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Craig dos Santos	Chief Executive Officer and Director (Principal Executive Officer)	April 9, 2013
Craig dos Santos

/s/ Jonathan J. Ledecky	Non-Executive Chairman, Interim Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)	April 9, 2013
Jonathan J. Ledecky

/s/ Jeremy Zimmer	Director	April 9, 2013
Jeremy Zimmer

/s/ Ben Lewis	Director	April 9, 2013
Ben Lewis

/s/ Richie Hecker	Director	April 9, 2013
Richie Hecker

ASCEND ACQUISITION CORP.

(a corporation in the development stage)

CONTENTS

Page

FINANCIAL STATEMENTS

Report of independent registered public accounting firm	F-1

Consolidated Financial Statements:

Balance Sheets as of December 31, 2012 and 2011	F-2

Statements of Operations for the years ended December 31, 2012 and 2011	F-3

Statements of Changes in Stockholders’ Equity for the years ended December 31, 2012 and 2011	F-4

Statements of Cash Flows for the years ended December 31, 2012 and 2011	F-5

Notes to the Consolidated Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Ascend Acquisition Corp.

We have audited the accompanying consolidated balance sheets of Ascend Acquisition Corp. and Subsidiary (a corporation in the development stage) (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2012, the period from January 17, 2011 (inception) through December 31, 2011, and the period from January 17, 2011 (inception) through December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ascend Acquisition Corp. and Subsidiary, as of December 31, 2012 and 2011 and the results of its operations and its cash flows for the year ended December 31, 2012, the period from January 17, 2011 (inception) through December 31, 2011, and the period from January 17, 2011 (inception) through December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred substantial losses from operations for the period from January 17, 2011 (inception) through December 31, 2012. Based on the Company’s liquidity position, continued losses could result in the Company not having sufficient liquidity or minimum cash levels to operate its business. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Marcum LLP

Marcum llp

Melville, New York
April 9, 2013

FINANCIAL STATEMENTS

ASCEND ACQUISTION CORP.

(a corporation in the development stage)

CONSOLIDATED

BALANCE SHEETS

	December 31,	December 31,
	2012	2011

ASSETS
Current assets:
Cash ($25,000 related to the variable interest entity as of December 31, 2011)	$258,857	$80,588
Convertible note receivable (net of allowance of $50,000 and $- as of December 31, 2012 and 2011, respectively)	-	50,000
Accrued interest receivable	-	833
Prepaid asset	18,167	-
Total current assets	277,024	131,421
Investments in private companies	-	114,505
Capitalized software	374,214	-
Equipment, net	15,973	815
Total assets	$667,211	$246,741

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$119,980	$78,307
Payroll tax liabilities	-	27,601
Convertible note payable	-	50,000
Due to member ($4,500 liability of variable interest entity as of December 31, 2011)	1,626	4,500
Total current liabilities	121,606	160,408
Deferred revenue	121,875	206,250
Total liabilities	243,481	366,658
Commitments and Contingencies
Stockholders’ Equity (Deficit):
Controlling Interest:
Preferred stock, $0.0001 par value, authorized 1,000,000 shares; none issued
Common stock, $0.0001 par value, authorized 300,000,000 shares, issued and outstanding 50,926,700 and 38,195,025 shares, respectively	5,093	3,820
Additional paid-in capital	2,225,340	163,555
Deficit accumulated during the development stage	(1,806,703)	(314,716)
Total stockholders’ equity (deficit) of Ascend Acquisition Corp.	423,730	(147,341)
Non-controlling interest	-	27,424
Total stockholders’ equity (deficit)	423,730	(119,917)
Total liabilities and stockholders’ equity (deficit)	$667,211	$246,741

See accompanying notes to consolidated financial statements.

ASCEND ACQUISTION CORP.

(a corporation in the development stage)

CONSOLIDATED STATEMENTS OF OPERATIONS

		January 17, 2011	January 17, 2011
	Year	(Inception)	(Inception)
	Ended	to	To
	December 31, 2012	December 31, 2011	December 31, 2012

Revenues	$84,375	$18,750	$103,125

Software development costs	158,980	124,650	283,630
Selling, General and Administrative Expense	1,324,173	231,630	1,555,803

Loss from operations	(1,398,778)	(337,530)	(1,736,308)
Other Income (Expense)
Interest Income	1,872	1,074	2,946
Other income	6,924	-	6,924
Impairment of investments	(102,005)	(3,727)	(105,732)
Equity Loss from Investment	-	(12,009)	(12,009)
Total other income (expense)	(93,209)	(14,662)	(107,871)
Net Loss	(1,491,987)	(352,192)	(1,844,179)
Net Loss Attributable to the Non-Controlling Interest	-	37,476	37,476
Net Loss Attributable to Ascend Acquisition Corp.	$(1,491,987)	$(314,716)	$(1,806,703)

Weighted average shares of common stock outstanding
Basic and Diluted	48,839,540	30,362,080

Loss per common share
Basic and Diluted	$(0.03)	$(0.01)

See accompanying notes to consolidated financial statements

ASCEND ACQUISITION CORP.

(a corporation in the development stage)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

				Deficit
				Accumulated
			Additional	during the		Total
	Common Stock		Paid-in	Development	Non-controlling	Stockholders'
	Shares	Amount	Capital	Stage	Interest	Equity
Balance - January 17, 2011 (inception)	-	$-	$-	$-	$-	$-
Shares issued to Founders	38,195,025	3,820	163,555	-	-	167,375
Non-controlling members contributions	-	-	-	-	64,900	64,900
Losses attributable to Non-controlling interest	-	-	-	-	(37,476)	(37,476)
Net loss	-	-	-	(314,716)	-	(314,716)
Balance - December 31, 2011	38,195,025	3,820	163,555	(314,716)	27,424	(119,917)
Outstanding common stock of registrant at date of reverse merger	8,731,675	873	20,936	-	-	21,809
Sale of stock in Private placement	4,000,000	400	1,999,600	-	-	2,000,000
Deconsolidation of Rotvig Labs, LLC	-	-	-	-	(27,424)	(27,424)
Stock compensation	-	-	41,249	-	-	41,249
Net loss	-	-	-	(1,491,987)	-	(1,491,987)
Balance - December 31, 2012	50,926,700	$5,093	$2,225,340	$(1,806,703)	$-	$423,730

See accompanying notes to consolidated financial statements.

ASCEND ACQUISITION CORP.

(a corporation in the development stage)

CONSOLIDATED STATEMENTS OF CASH FLOWS

		January 17, 2011	January 17, 2011
		(Inception)	(Inception)
	Year Ended	To	To
	December 31, 2012	December 31, 2011	December 31, 2012
Cash flows from operating activities:
Net loss	$(1,491,987)	$(352,192)	$(1,844,179)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	3,573	-	3,573
Impairment of investments	102,005	3,727	105,732
Equity loss from investment	-	12,009	12,009
Bad debt expense	52,705	-	52,705
Other income from deconsolidation of Rotvig Labs, LLC	(6,924)		(6,924)
Stock compensation expense	41,249		41,249
Compensation for software development costs	-	64,900	64,900
Direct payment of operating expenses by member	-	4,500	4,500
Change in operating assets and liabilities:
Accrued interest receivable	(1,872)	(1,074)	(2,946)
Prepaid asset	(18,167)	-	(18,167)
Accounts payable and accrued expenses	41,673	78,307	119,980
Payroll tax liabilities	(27,601)	27,601	-
Deferred revenue	(84,375)	206,250	121,875
Net cash (used in) provided by operating activities	(1,389,721)	44,028	(1,345,693)
Cash flows from investing activities:
Purchase of equipment	(18,731)	(815)	(19,546)
Payments related to capitalized software development costs	(374,214)	-	(374,214)
Reduction of cash due to the deconsolidation of Rotvig Labs, LLC	(25,000)		(25,000)
Investments in private companies	-	(50,000)	(50,000)
Purchase of convertible notes receivable	-	(130,000)	(130,000)
Proceeds from return of investment in private companies	12,500	-	12,500
Net cash used in investing activities	(405,445)	(180,815)	(586,260)
Cash flows from financing activities:
Proceeds from convertible note payable	200,000	50,000	250,000
Repayment of convertible note payable	(250,000)	-	(250,000)
Member's contributions	-	167,375	167,375
Cash acquired in reverse merger	21,809	-	21,809
Proceeds from related party advance	1,626	-	1,626
Proceeds from private placement	2,000,000	-	2,000,000
Net cash provided by financing activities	1,973,435	217,375	2,190,810
Net increase in cash and cash equivalents	178,269	80,588	258,857
Cash and cash equivalents at beginning of period	80,588	-	-
Cash and cash equivalents at end of period	$258,857	$80,588	$258,857
Supplemental disclosure of non-cash financing activities:
Conversion of notes receivable / accrued interest into Investment in private company	$-	$80,241	$80,241

See accompanying notes to consolidated financial statements.

ASCEND ACQUISITION CORP.

(a corporation in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — NATURE OF BUSINESS

Ascend Acquisition Corp. (“Ascend”) was formed on December 5, 2005 as a blank check company to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. Andover Games, LLC (the “Company” or “Andover Games”), a development stage company, is a limited liability company formed on January 17, 2011 under the laws of the State of Delaware as Andover Fund, LLC. The name was changed in December 2011 to Andover Games, LLC. The entity has an indefinite life. The Company's principal business is focused on developing mobile games for iPhone and Android platforms.

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

Ironbound Partners Fund, LLC (“Ironbound”), an affiliate of Jonathan J. Ledecky, the Company’s Non-Executive Chairman of the Board and Interim Chief Financial Officer, has agreed that if, by the expiration of the 30-day period described above, the Company is unable to identify investors to purchase all of the remaining $2 million of shares of common stock, it will purchase such remaining shares.

The merger has been treated as an acquisition of Ascend by Andover Games and as a recapitalization of Andover Games as Andover Games members hold a majority of the Ascend shares and exercise significant influence over the operating and financial policies of the consolidated entity. As Ascend was a non-operating public shell prior to the transaction, pursuant to Securities and Exchange Commission rules, the merger or acquisition of a private operating company into a non-operating public shell with nominal assets is considered a capital transaction in substance rather than a business combination. As a result, the consolidated balance sheet, statement of operations, the statement of changes in stockholders’ equity and statement of cash flows of Andover Games, LLC have been retroactively updated to reflect the recapitalization. The Company determined that no income tax benefit associated with any net operating loss carry-forwards would be recognized if it had been taxed as a corporation from inception, as it is more likely than not that such loss carryforwards would not be realized.

Note 2 – Summary of Significant Accounting Policies

Development Stage Company

The Company is a development stage company as defined by section 810 of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced as of December 31, 2012.

Principles of Consolidation

The consolidated financial statements included the accounts of the Company and the less than majority owned variable interest entity for the period of time which it was controlled (see NOTE 4). Significant inter-company accounts and transactions have been eliminated in consolidation. During the 3 months ended December 31, 2012 , the Company determined it no longer had a controlling interest in Rotvig Labs LLC (“Rotvig” or “Rotvig Labs”). As a result, the Company deconsolidated Rotvig and derecognized the assets, liabilities, and noncontrolling interest from the financial statements (see NOTE 4).

Management’s Liquidity Plan and Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company had minimal revenue inception-to-date, and the Company has incurred a substantial loss from operations for the period from January 17, 2011 (inception) through December 31, 2012. Based on the Company’s liquidity position, continued losses could result in the Company not having sufficient liquidity or minimum cash levels to operate its business. The Company is currently relying on loans from an affiliate of its interim Chief Financial Officer to meet its working capital needs. Subsequent to December 31, 2012, the Company received $100,000 related to such loans. There can be no assurance that it will continue to loan the Company funds necessary for its working capital needs. Management's plan in regard to these matters includes raising additional proceeds from debt and equity transactions and completing strategic acquisitions that will generate positive cash flows. Management also plans to reduce expenses. Management believes it will need to raise additional capital to execute its business plans. There can be no assurances that management will be successful in executing these plans, or that capital will be available on a commercially reasonable basis, if at all. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Equipment

Equipment is carried at cost and is depreciated on a straight-line basis over the estimated useful lives of the assets. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in operations in the year of disposition. The Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. As of December 31, 2012, fixed assets consist of computer equipment of $19,546 and accumulated depreciation of $3,573. These assets have expected useful lives of three years.

Software development costs

In accordance with ASC 985-20 “Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed,” software development costs are expensed as incurred until technological feasibility (generally in the form of a working model) has been established. Research and development costs which consist primarily of salaries and fees paid to third parties for the development of software and applications are expensed as incurred. The Company capitalizes only those costs directly attributable to the development of the software. Capitalization of these costs begins upon the establishment of technological feasibility. Activities undertaken after the products are available for release to customers to correct errors or keep the product up to date are expensed as incurred. Capitalized software development costs will be amortized over the estimated economic life of the software once the product is available for general release to customers. Capitalized software development costs will be amortized over the greater of the ratio of current revenue to total projected revenue for a product or the straight-line method. The Company will periodically perform reviews of the recoverability of such capitalized software costs. At the time a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, any remaining capitalized amounts are written off. During the year ended December 31, 2012 and the period January 17, 2011 (inception) to December 31, 2011 and the period from January 17, 2011 (inception) through December 31, 2012, the Company expensed $158,980, $124,650 and $283,630 in software development costs, respectively. The Company capitalized $374,214 in software development costs during the year ended December 31, 2012 as technological feasibility had been established. There were no capitalized software development costs as of December 31, 2011. The software is not available for general release and, as a result, amortization expense was not recorded.

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

The Company recognizes revenue from the sale of its social games and mobile applications (“Apps”) from two revenue sources: direct payment revenue or alternative payment service revenue. Direct payment revenue results from payments from the end users of Apps for virtual goods or currency (i.e. items within the game and virtual money to buy items and upgrades in a game) in an application from a variety of direct payment sources, less deductions for charge-backs, refunds, credit card processing fees or uncollected amounts (assuming all other recognition criteria are met). Alternative payment service revenue results from utilization of the platform provided by a publisher that is party to a collaborative arrangement with the Company (see “Collaborative Arrangements” – see NOTE 8). The publisher's platform incentivizes end users to complete certain tasks in response to advertisements presented within the application (i.e. to purchase other applications on the publisher’s platform). Revenue from the alternative payment service (subject to a “Recoupment Amount” by the vendor — see NOTE 8) would be recognized as the service is rendered, with a portion of the revenue allocated to the vendor. If the service period is not defined, the Company would recognize the revenue over the estimated service period. In conjunction with the Collaborative Arrangement, the Company receives proceeds that are recognized on a straight line basis over the period that the Company is required to keep its applications on the publisher’s platform.

Non-controlling Interest

During 2011, the Company consolidated Rotvig Labs (see NOTE 4), which qualified as a variable interest entity (“VIE”) because the Company determined that it was the primary beneficiary and had a controlling financial interest. Therefore, Rotvig’s financial statements were consolidated in the Company’s consolidated financial statements and the other member’s equity in Rotvig was recorded as non-controlling interest as a component of consolidated stockholders’ equity (deficit). At December 31, 2011, non-controlling interest was $27,424. During 2012, the Company determined it no longer had a controlling financial interest and deconsolidated Rotvig Labs (see NOTE 4).

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The significant estimates utilized related to the impairment of investment in private companies, capitalization of internal software costs and the fair value of stock based compensation. Actual results could differ from those estimates.

Net Loss Per Share

Net loss per share, in accordance with the provisions of ASC 260, “Earnings Per Share” is computed by dividing net loss attributable to Ascend Acquisition Corporation by the weighted average number of shares of Common Stock outstanding during the period. As discussed above, the change in capital structure of the Company that occurred subsequent to December 31, 2011 requires retrospective presentation as if the change took place at the beginning of the period presented. The 8,731,675 shares of Ascend common stock outstanding at the date of the closing along with the 4,000,000 shares issued pursuant to the financing are reflected as outstanding in the earnings per share calculation commencing with the date of closing. As further discussed above, the Merger Agreement provides for contingently issuable common shares. These shares would be required to be issued in the event of and in proportion to any shortfall in proceeds that may be received towards the maximum amount of the Financing. If no additional proceeds are received in the Financing, the maximum contingently issuable shares would be issued, or a total of 33,951,133. In accordance with ASC 260, contingently issuable shares should be included in basic earnings (loss) per share only when there is no circumstance in which those shares would not be issued. The actual number of contingently issuable shares is not determinable at this time. During the year ended December 31, 2012, 770,000 options were excluded from the calculation of diluted net loss per share because the net loss would cause these options to be antidilutive.

Concentrations of Credit Risk

At times throughout the year, the Company may maintain certain bank accounts in excess of FDIC insured limits. These cash balances are held at one financial institution.

Fair Value

The Company has financial instruments, including investments in companies at cost, convertible notes receivable, and contingently convertible debt, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at December 31, 2012 and 2011 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Income Taxes

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement, and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company estimates the degree to which tax assets and credit carryforwards will result in a benefit based on expected profitability by tax jurisdiction.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liabilities. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

The Company accounts for uncertain tax positions in accordance with ASC 740—“Income Taxes”. No uncertain tax provisions have been identified. The Company accrues interest and penalties, if incurred, on unrecognized tax benefits as components of the income tax provision in the accompanying condensed consolidated statements of operations.

In accordance with ASC 740, the Company evaluates whether a valuation allowance should be established against the net deferred tax assets based upon the consideration of all available evidence and using a “more likely than not” standard. Significant weight is given to evidence that can be objectively verified. The determination to record a valuation allowance is based on the recent history of cumulative losses and current operating performance. In conducting the analysis, the Company utilizes an approach, which considers the current year loss, including an assessment of the degree to which any losses are driven by items that are unusual in nature and incurred to improve future profitability. In addition, the Company reviews changes in near-term market conditions and any other factors arising during the period, which may impact its future operating results.

Stock Compensation Policy

The Company accounts for stock based compensation in accordance with ASC 718, Compensation - Stock Compensation (“ASC 718”). ASC 718 establishes accounting for stock-based awards exchanged for employee services. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the equity grant). The fair value of the Company’s common stock options are estimated using the Black Scholes option-pricing model with the following assumptions: expected volatility, dividend rate, risk free interest rate and the expected life. The Company calculates the expected volatility using the historical volatility over the most recent period equal to the expected term and evaluates the extent to which available information indicate that future volatility may differ from historical volatility. The expected dividend rate is zero as the Company does not expect to pay or declare any cash dividends on common stock. The risk-free rates for the expected terms of the stock options are based on the U.S. Treasury yield curve in effect at the time of the grant. The Company has not experienced significant exercise activity on stock options. Due to the lack of historical information, the Company determined the expected term of its stock option awards issued using the simplified method. The simplified method assumes each vesting tranche of the award has a term equal to the midpoint between when the award vests and when the award expires. The Company expenses stock-based compensation by using the straight-line method.

Recent Accounting Pronouncements

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

Subsequent Events

On January 7, 2013, the Company entered into a letter agreement with United Talent Agency (“UTA”). UTA is an affiliate of Jeremy Zimmer, a member of the Company’s board of directors. Under the agreement, UTA will assist the Company in structuring partnerships with media companies, brands and/or personalities who have not been previously introduced to us (a “Target”), with the purpose of creating licensed games for mobile or social platforms. The agreement is for a term of six months, with a six month tail. UTA will receive (i) a retainer of $15,000 per month of the term and (ii) a commission equal to 10% of the “net profits” (as defined in the agreement) on each product resulting from a partnership that is entered into with a Target prior to the expiration of the tail. The retainer will be recoupable against any commission payments. UTA will continue to receive commissions after the term and tail with respect to partnerships meeting the foregoing conditions. UTA also will receive 150,000 warrants exercisable at $0.75 per share vesting over two years.

Subsequent to year end, the Company received $100,000 in bridge loans from Ironbound to meet the Company’s working capital needs.

The Company has evaluated events that occurred subsequent to December 31, 2012 through the date these financial statements were issued. Management has concluded that no additional subsequent events required disclosure in these financial statements.

NOTE 3 — CONVERTIBLE NOTE RECEIVABLE

In August 2011 the Company invested $50,000 in an unsecured convertible promissory note issued by Ecko Entertainment, Inc. (“Ecko”). The note bears interest at 5% and matured on August 31, 2012. In the event Ecko closes a qualified financing of $2,000,000 prior to maturity of the note, all principal and accrued interest then outstanding will automatically convert into shares of common stock. The price per share for such conversion shall equal the lesser of i) 70% of the price per share of the capital stock paid by investors in the qualified financing or ii) the price per share that would result based on a valuation of the company immediately prior to the closing of the qualified financing equal to $15,000,000. As of December 31, 2012 the note receivable with Ecko Entertainment was past due. Based on the facts and circumstances related to this receivable, the Company recorded an allowance for doubtful accounts for $50,000 during the third quarter of 2012. The Company set up a reserve for the accrued interest of $2,705 related to the note as of December 31, 2012. These amounts are recorded in selling, general and administrative expenses in the statements of operations. The Company will not record interest income on this receivable in future periods until it can be determined that the receivable can be collected.

In the event Ecko closes an equity financing which is not deemed a qualified financing, on, prior to or after the maturity date, or closes a qualified financing after the maturity date, the Company, at its option, may convert all of the principal and accrued interest then outstanding at the same terms as noted above.

NOTE 4 — VARIABLE INTEREST ENTITY

In January 2011, the Company acquired a 50% membership interest in Rotvig Labs for $25,000. Rotvig Labs is also involved in developing applications for the mobile game industry. The Company evaluated its investment in Rotvig Labs as of January 2011and determined that it was the primary beneficiary and held a controlling interest in Rotvig Labs, and that the assets, liabilities and operations of Rotvig Labs should be consolidated into its financial statements. The key assumption in making this determination was that the Company held the sole cash basis investment at risk in the entity and share common management. The other founding member contributed services to the entity, which were recorded based on the agreed-upon capital contribution of $25,000, which approximates the fair value of the services rendered and the non-controlling interest at acquisition. The assets of Rotvig Labs can only be used to satisfy the liabilities of Rotvig Labs. Included in the accompanying consolidated statements are the following assets and liabilities at December 31, 2011:

December 31, 2011
Assets:
Cash	$25,000
Liabilities:
Due to member of Andover Games, LLC	$4,500

In April 2011, Rotvig Labs entered into a Service and Profit Sharing Agreement with Concepts Art House, Inc (“CAH”), a graphics design company. Under this agreement, CAH would provide $40,000 in committed art services in exchange for an eight percent (8%) membership interest in Rotvig Labs. CAH's membership interest is subject to vesting, whereby the equity interest is earned 25% for each $10,000 of committed art services provided for under the agreement. As of December 31, 2011, CAH had provided all such services and therefore had earned an 8% membership interest. Thus, the Company owns 46% of the membership interest of Rotvig Labs at December 31, 2012. In addition, CAH is entitled to profit sharing of 16% of Rotvig Labs’ gross revenue up to a cumulative amount of $80,000. After the cumulative $80,000 is reached CAH is entitled to 8% of gross revenues.

As of December 31, 2012, the Company determined that it no longer had a controlling interest in Rotvig Labs, LLC as the Company no longer had the power to direct the activities of Rotvig that most significantly impacted its economic performance. Prior to deconsolidation, the entity controlled these activities through common management. As a result of this evaluation, the Company deconsolidated Rotvig and deconsolidated the assets, liabilities, and non-controlling interest from its financial statements and no longer consolidated its results of operations. The Company will have a continuing 46% interest in the deconsolidated subsidiary, a related party entity. Upon deconsolidation of Rotvig, the Company determined that the investment in Rotvig had no value. This evaluation was made based upon the fact that the entity had no operations during the year ended December 31, 2012 and the Company had only experienced losses to date beyond the initial investment. As a result, the Company anticipated that it would not be able to recover any of its initial investment in Rotvig.

NOTE 5 — INVESTMENTS IN PRIVATE COMPANIES

Game Closure, Inc.

On September 14, 2011, the Company invested $80,000 in an unsecured and subordinated convertible promissory note issued by Game Closure, Inc. (“GCI”). The note bore interest at 2%, and had a maturity date of September 14, 2013. In December 2011, GCI issued and sold shares of its Preferred Stock to investors in an equity financing of at least $1,000,000 including conversion of this note. Based on the terms of the note, the outstanding principal and accrued interest then outstanding at the closing of the financing automatically converted into shares of Series A Preferred Stock equal to the number obtained by dividing the aggregate amount of principal and accrued interest outstanding by the amount equal to the lesser of i) 100% of the purchase price for the Preferred Stock in the financing or ii) the price per share of such Preferred Stock assuming a $16,000,000 fully diluted pre-money valuation of the company. Upon conversion of principal of $80,000 and accrued interest of $241, the Company received 174,989 shares of Series A Preferred Stock of GCI. The holders of this Series A Preferred Stock have a non-cumulative dividend right at a rate of $0.0871128 per annum and conversion privileges at $1.08891 per share (unless automatically converted upon a qualified financing). The investment is accounted for using the cost method at December 31, 2012 and 2011. During the year ended December 31, 2012, the Company recorded impairment expense of $80,241 as the Company determined that it would likely not be able to recover any of its initial investment. As a result, the carrying amount of the investment of $80,241 was written down to its fair value of $-. This non-recurring Level 3 fair value measurement is based upon unobservable inputs (which reflect the Company’s internal market assumptions) that are supported by little or no market activity and that are significant to the fair value of the investment.

Tumbleweed Technologies, LLC/Byte Factory, LLC

In July 2011, the Company invested $50,000 for a 33% membership interest in Tumbleweed Technologies, LLC (“Tumbleweed”). Subsequently, in September 2011, the Company contributed its interest in Tumbleweed for a 6.5% membership interest in Byte Factory, LLC (“Byte Factory”). The Company accounted for its investment in Tumbleweed under the equity method of accounting through the date of its transfer to Byte Factory. During the period from July 2011 through the date of transfer, the Company recognized losses under the equity method totaling $12,009, reducing the carrying value of the investment to $37,991. The Company accounts for its investment in Byte Factory under the cost method of accounting. Subsequent to December 31, 2011, the Company learned that Byte Factory was in the process of dissolution. Because of this fact, the Company assessed the value of its investment to determine whether there was any subsequent decline in value. The Company estimated the fair value of its investment in Byte Factory using a discounted cash flow model and determined there was a decline in value below the carrying value at December 31, 2011 that was other than temporary and recognized an impairment loss of $3,727 during the fourth quarter of 2011, reducing the carrying value to $34,264. In March 2012, Byte Factory repaid $12,500 of the original investment of $50,000, bringing its carrying value to $21,764. During the year ended December 31, 2012, the Company recorded an impairment expense of $21,764 as the Company determined it would not likely be able to recover its initial investment. As a result, the carrying amount of the investment of $21,764 was written down to its fair value of $-. This non-recurring Level 3 fair value measurement is based upon unobservable inputs (which reflect the Company’s internal market assumptions) that are supported by little or no market activity and that are significant to the fair value of the investment.

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

NOTE 7 - INCOME TAXES

There is no income tax expense for the year ended December 31, 2012, the period January 17, 2011 (inception) through December 31, 2011 and the period January 17, 2011 (inception) through December 31, 2012.

The difference between the Company’s effective income tax rate and the federal statutory corporate tax rate is as follows:

	2012	2011
Statutory federal tax rate	(34.0)%	(34.0)%
Adjustments to deferred tax assets	0.0	34.0
Change in valuation allowance	34.0	0.0
	0.0%	0.0%

Significant components of deferred tax assets and liabilities at December 31, 2012 and 2011 are as follows:

	2012	2011
Capitalized software	$(127,000)	$0
Investment in private company	35,000	0
Capitalized startup costs – Tax	291,000	0
Deferred revenue	41,000	0
Non qualified stock options	14,000	0
Net operating loss carryforward	251,500	0
Valuation allowance	(505,500)	0
Deferred tax asset, net	$0	$0

The Company has incurred losses from operations for the period from November 1, 2011 through December 31, 2012. Historically, the Company was operating as a limited liability company with the operating losses being allocated to the individual owners through November 1, 2011 when it made an election to be taxed as a corporation. Based on a history of cumulative losses and the results of operations for the year ended December 31, 2012, the Company determined that it is more likely than not it will not realize benefits from the deferred tax assets. The Company will not record income tax benefits in the consolidated financial statements until it is determined that it is more likely than not that the Company will generate sufficient taxable income to realize the deferred income tax assets. As a result of the analysis, the Company determined that a full valuation allowance against the net deferred tax assets is required. Prior to the merger on February 29, 2012, deferred tax assets consist primarily of net operating losses of Ascend.

As of December 31, 2012, the Company had federal net operating loss carryforwards of approximately $740,000. Internal Revenue Code Section 382 limits the utilization of net operating loss carryforwards upon a change of control of a company (as defined in Section 382). It was determined that one or more changes of control took place through February 29, 2012. As a result, utilization of the Company’s net operating loss carryforwards will be subject to limitations. These limitations could have the effect of eliminating a portion of the future income tax benefits of the net operating loss carryforwards.

The Company remains subject to examination by tax authorities for tax years 2009 through 2012. The Company files income tax returns in the U.S. federal jurisdiction and various states.

NOTE 8 — COMMITMENTS AND CONTINGENCIES

The Company is party to a Publisher Agreement (a “Collaborative Arrangement”) with a service provider to generate publishing revenue. The Company received $225,000 in deposits by the publisher. Two stockholders’ of the Company also co-founded this service provider. The Company may earn revenue based on direct payments under the application (100% of such payments allocated to the Company) and/or based on alternative payment service revenue which results from utilization of the platform provided by the publisher which incentivizes end users to complete certain tasks in response to advertisements presented within the application (i.e. to purchase other applications on the publisher’s platform) (70% of such revenues allocated to the Company). The latter revenue source is shared with the publisher, who will be the exclusive provider of the service that incentivizes the site user completion described above starting from the date that the first application begins utilizing this service. This revenue is subject to a $50,000 recoupment (the “Recoupment Amount”) which would be withheld by the service provider in settlement of the $225,000 deposit or any marketing credits (as discussed below) that it provides to the Company. The Company is required to maintain exclusivity on the publisher’s platform for 24 months, plus any extension period. In addition, the Company can receive $50,000 in marketing credits, which may be used in lieu of other forms of payment and only for the promotion and distribution of the applications within the publisher's network. The Company records the revenue related to this contract evenly over the 24 month exclusivity period. The Company recognized revenue in the amounts of $84,375, $18,750 and $103,125 for the year ended December 31, 2012, the period from January 17, 2011 (inception) through December 31, 2011 and for the period January 17, 2011 (inception) through December 31, 2012.

During the three months ended September 30, 2012, the Company received a notification from the counterparty to the collaborative arrangement whereby the agreement with the Company was declared null and void. However, certain of the counterparty’s rights under the agreement may have survived such termination. The Company has determined that it will continue to carry the unamortized balance related to the contract of $121,875 as deferred revenue until all contingencies related to the counterparty’s rights are resolved.

In February 2012, in connection with the closing of the merger with Ascend, the Company entered into an Employment Agreement with Craig dos Santos, the Company’s Chief Executive Officer. The agreement is for two years and provides for him to be paid an annual salary of $225,000 in exchange for his services.

Also in February 2012, in connection with the closing of the merger with Ascend, the Company entered into consulting agreements with Ironbound, an affiliate of Jonathan J. Ledecky, Ascend’s Chief Executive Officer and current interim Chief Financial Officer and Non-Executive Chairman of the Board, and Traction and Scale, LLC, an affiliate of Richard Hecker, the Company’s Executive Vice President. Each consulting agreement is for two years and provides for the entities to be paid an annual consulting fee of $150,000 each.

In May 2011, the Company entered into a Development and Licensing Agreement with Infinitap, a consultant, to build an Android game platform for the Company. The Agreement called for a payment of $32,500 upon the execution of the agreement, and the final payment of $32,500 when the product is completed as agreed upon by the parties and shipped. The application was deployed as of December 31, 2011, with $55,250, expensed as software development costs through December 31, 2011. The consultant was also entitled to 20% of the net revenue paid to the Company by the publisher above (which primarily markets on Android) or Apple, Inc. platforms (less any marketing credits paid by the third parties), but only effective after the Company first receives $65,000 in such net revenue.

During 2012, the Company entered into amended agreements with Infinitap whereby the remaining unpaid expenses related to the original agreement were rolled into the new agreement. The updated agreement calls for the payment of $202,000 to be paid as the service provider reaches various milestones related to software development. As of December 31, 2012, milestones had been achieved resulting in the payment of $187,000, which has been recognized and included in capitalized software. In addition, the March 26, 2012 agreement calls for a revenue sharing arrangement. The Company shall pay Infinitap eighteen percent (18%) of the revenues generated by the software (net of third party publisher operating fees) received by the Company. The Revenue Share shall not become payable unless and until the Company first receives $262,000 in revenues generated by the software (net of third party publisher operating fees).

During December 2012, the Company entered into a license agreement with NGHT, LLC (“NGHT”) to provide the Company with software research and marketing services. In exchange for the services, upon execution of the agreement, $50,000 was due to NGHT and is recorded in accounts payable and accrued expenses in the balance sheet. The Company is also required to pay fees of $50,000 related the release of a game on the Android and iPhone platforms. In addition, the Company will pay royalties of 10-12% to NGHT based on sales in excess of $1,000,000 during the term of the agreement. After the license agreement expires, the Company is required to pay 8% of net sales to NGHT. Additionally, the Company will be required to make royalty payments of 20-35% related to advertising sales. The terms of the agreement runs until the later of December 27, 2017 or the end of the game term subject to earlier termination by the parties under certain conditions (including the Company’s ability to achieve certain milestones in the game design).

The Company leases its office space pursuant to a month to month lease which requires monthly rental payments of $4,000. For the year ended December 31, 2012, rent expense was approximately $46,500.

NOTE 9 – STOCKHOLDERS’ EQUITY

The Company has 50,926,700 shares outstanding subsequent to the merger. The amount includes 38,195,025 shares issued to the owners of Andover Games, LLC prior to the merger, 8,731,675 shares of Ascend outstanding as of the date of the merger and 4,000,000 shares issued pursuant to the Financing. The owners of Andover Games LLC prior to the reverse merger have certain rights to repurchase the unvested equity interests of the other stockholders if the services of any such stockholder are terminated. These purchase rights, which included all 38,195,025 shares, lapse over time until such time that each stockholder's shares are considered “vested”. The purchase rights shall be exercisable by the owners of Andover Games LLC at a price equal to the original price paid per unit purchased. Shares that have not yet vested are subject to acceleration upon the occurrence of certain financing or restructuring events, or upon the achievement of certain revenue milestones. As of December 31, 2012, the purchase rights had lapsed and equity interests had “vested” for a total of 28,734,899 out of the 38,195,025 shares.

NOTE 10 – CONSULTING AGREEMENTS

On May 7, 2012, the Company entered into consulting agreements with Meteor Group and its chairman, Dieter Abt under which Meteor Group and Mr. Abt are obligated to provide the Company with advice with respect to locating strategic relationships among their contacts, primarily well known consumer products and services (collectively the “Brands”). Pursuant to the agreements with Meteor Group and Mr. Abt, the Company granted them options to purchase an aggregate of 150,000 shares of the Company’s common stock, 50,000 of which are exercisable at $0.50 per share, 50,000 of which are exercisable at $0.75 per share and 50,000 of which are exercisable at $1.00 per share, vesting upon the entry by the Company of agreements with specific third parties to develop mobile games for such third parties. The Company also agreed to pay them a commission equal to 10% of any fees paid to the Company by a Brand to develop or modify an existing mobile game and 10% of net revenue (as defined in the agreements) the Company generates from any mobile game it releases for a Brand. The net revenue sharing arrangement will not begin, however, until the Company has recouped all of its direct expenses incurred in developing the game plus an additional 25% of its development expenses. The Company determined that the total fair value of these options was $7,533 utilizing the Black-Scholes method. The Company is amortizing the related expense over the 3 year probable vesting period. During 2012, the Company entered into another consulting arrangement whereby the consultant would be paid $10,000 in advance each calendar quarter for services to be performed. In addition the consultant received 50,000 options at an exercise price of $.50, an immediate vesting period, and a 3 year life. The Company recorded $23,386 in stock compensation expense to the consultant for the year ended December 31, 2012

NOTE 11 – STOCK OPTION PLAN

The following is a summary of employee and non-employee stock options outstanding as of December 31, 2012:

		Weighted-	Weighted
	Stock	Average	Average
	Options	Exercise Price	Contractual Life

Outstanding, January 1, 2012	-
Granted	770,000	$0.45
Exercised	-
Cancelled/forfeited	-
Outstanding, December 31, 2012	770,000	$0.45	7.59
Exercisable, December 31, 2012	50,000	$0.50	2.53

As of December 31, 2012, there was a total of $110,215 of unrecognized compensation expense related to unvested options. The cost is expected to be recognized through 2016. The weighted average grant date fair value of options granted was $0.20. The aggregate intrinsic value of outstanding options was $250,500 as of December 31, 2012. The aggregate intrinsic value of exercisable options was $12,500 as of December 31, 2012.

The Company accounts for all stock based compensation as an expense in the financial statements and associated costs are measured at the fair value of the award. Stock based compensation of $41,249, $- and $41,249 was recorded for the years ended December 31, 2012, the period from January 17, 2011 (inception) through December 31, 2011 and the period from January 17, 2011 (inception) through December 31, 2012, respectively.

The Black Scholes method option pricing model was used to estimate fair value as of the date of grants during 2012 using the following range of assumptions:

Discount rate	.34% - .99%
Expected volatility	59% - 65%
Forfeiture rate	-
Expected life	3 – 6.25 Years
Expected dividends	-

The simplified method was utilized to determine the expected term of 570,000 options issued to employees because they were “plain-vanilla” options and the Company does not have enough history to determine the expected term of employee stock options. The expected life of the non-employee stock options is the contractual term.

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

In May, June and October 2012, the Company entered into employment agreements with certain employees whereby 570,000 options were granted to such employees.

