Form 10-Q
period 2013-03-31
Ascend Acquisition Corp.
filed 2013-06-12
CIK 1350773

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  50,926,700 shares of common stock as of June 3, 2013

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ASCEND ACQUISTION CORP
(a corporation in the development stage)
CONDENSED CONSOLIDATED
BALANCE SHEETS

	March 31,	December 31,
	2013	2012*
	(unaudited)

ASSETS
Current assets:
Cash	$35,127	$258,857
Prepaid asset	16,001	18,167
Total current assets	51,128	277,024
Capitalized software	-	374,214
Equipment, net	15,587	15,973
Total assets	$66,715	$667,211

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued expenses	$223,502	$119,980
Bridge loan payable	120,000	-
Due to member	1,626	1,626
Total current liabilities	345,128	121,606
Deferred revenue	121,875	121,875
Total liabilities	467,003	243,481
Commitments and Contingencies
Stockholders’ (Deficit) Equity:
Preferred stock, $0.0001 par value, authorized 1,000,000 shares; none issued
Common stock, $0.0001 par value, authorized 300,000,000 shares, issued and
outstanding 50,926,700 and 50,926,700 shares, respectively	5,093	5,093
Additional paid-in capital	2,234,797	2,225,340
Deficit accumulated during the development stage	(2,640,178)	(1,806,703)
Total stockholders’ (deficit) equity	(400,288)	423,730
Total liabilities and stockholders’ (deficit) equity	$66,715	$667,211

See accompanying notes to condensed consolidated financial statements.
●- condensed from audited financial statements

ASCEND ACQUISITION CORP. (a corporation in the development stage) CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

			January 17, 2011
	Three Months	Three Months	(Inception)
	Ended	Ended	to
	March 31, 2013	March 31, 2012	March 31, 2013

Revenues	$-	$28,125	$103,125

Software development costs	109,580		393,210
Selling, General and Administrative Expense	349,681	197,203	1,905,484
Impairment on capitalized software	374,214		374,214
Loss from operations	(833,475)	(169,078)	(2,569,783)
Other Income (Expense)
Interest Income	-	622	2,946
Other income	-	-	6,924
Impairment of investment	-	-	(105,732)
Equity Loss from Investment	-	-	(12,009)
Total other income (expense)	-	622	(107,871)
Net Loss	$(833,475)	$(168,456)	$(2,677,654)
Net Loss Attributable to the Non-Controlling Interest			37,476
Net Loss Attributable to Ascend Acquisition Corp.	$(833,475)	$(168,456)	$(2,640,178)

Weighted average shares of common stock outstanding
Basic and Diluted	50,926,700	42,672,278

Loss per common share
Basic and Diluted	$(0.02)	$(0.00)

See accompanying notes to condensed consolidated financial statements.

ASCEND ACQUISITION CORP.
(a corporation in the development stage)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			January 17, 2011
	Three Months	Three Months	(Inception)
	Ended	Ended	To
	March 31, 2013	March 31, 2012	March 31, 2013
Cash flows from operating activities:
Net loss	$(833,475)	$(168,456)	$(2,677,654)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	1,008	-	4,581
Impairment of capitalized software	374,214		374,214
Impairment of investments	-	-	105,732
Equity loss from investment	-	-	12,009
Bad debt expense	-	-	52,705
Other income from deconsolidation of Rotvig Labs, LLC	-	-	(6,924)
Stock compensation expense	9,457	-	50,706
Compensation for software development costs	-	-	64,900
Direct payment of operating expenses by member	-	-	4,500
Change in operating assets and liabilities:
Accrued interest receivable	-	(622)	(2,946)
Prepaid asset	2,166	(42,958)	(16,001)
Accounts payable and accrued expenses	103,522	4,142	223,502
Payroll tax liabilities	-	(22,823)	-
Deferred revenue	-	(28,125)	121,875
Net cash (used in) operating activities	(343,108)	(258,842)	(1,688,801)
Cash flows from investing activities:
Purchase of equipment	(622)	(2,292)	(20,168)
Payments related to capitalized software development costs	-	(21,275)	(374,214)
Reduction of cash due to the deconsolidation of Rotvig Labs, LLC	-	-	(25,000)
Investments in private companies	-	-	(50,000)
Purchase of convertible notes receivable	-	-	(130,000)
Proceeds from return of investment in private companies	-	12,500	12,500
Net cash used in investing activities	(622)	(11,067)	(586,882)
Cash flows from financing activities:
Proceeds from convertible note payable	-	200,000	250,000
Proceeds from bridge loan payable	120,000	-	120,000
Repayment of convertible note payable	-	(250,000)	(250,000)
Member's contributions	-	-	167,375
Cash acquired in reverse merger	-	21,809	21,809
Proceeds from related party advance	-	1,626	1,626
Proceeds from private placement	-	2,000,000	2,000,000
Net cash provided by financing activities	120,000	1,973,435	2,310,810
Net (decrease) increase in cash and cash equivalents	(223,730)	1,703,526	35,127
Cash at beginning of period	258,857	80,588	-
Cash at end of period	$35,127	$1,784,114	$35,127
Supplemental disclosure of non-cash financing activities:
Conversion of notes receivable / accrued interest into Investment in private company	-	-	$80,241

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

Pursuant to the Merger Agreement, Ascend was obligated to use its commercial best efforts to raise at least $4 million of equity capital through the sale of Ascend's capital stock (the “Financing”), of which at least $2 million was to be raised prior to or simultaneously with the Closing and such additional proceeds are to be raised, if at all, following the Closing so as to raise up to $4 million in aggregate proceeds. Pursuant to the Merger Agreement, Ascend is required to use its commercial best efforts to raise an additional $2 million of proceeds. Pursuant to the Merger Agreement, if Ascend sells additional shares of its capital stock in the Financing, Ascend will issue additional shares of its common stock to the former members of the Company to maintain their collective ownership of Ascend common stock at 75% on a fully diluted basis. Alternatively, if Ascend sells less than the maximum $4 million in aggregate proceeds in the Financing, then such number of additional shares of Ascend capital stock shall be issued to the former members of the Company at the final closing of the Financing so as to increase their collective pro-rata percentage ownership in Ascend by one percent (1%) for every $200,000 in proceeds that Ascend falls short of the $4 million maximum proceeds in the Financing. The parties have agreed that upon consummation of the Kitara/NYPG Merger Agreement (defined in NOTE 12), Ascend will no longer be obligated to issue any additional shares to the former members of the Company.

Simultaneously with the Closing, Ascend sold 4,000,000 shares of its common stock at $0.50 per share, for gross proceeds of $2 million pursuant to the Financing.

On May 14, 2012, the parties further amended the Merger Agreement, effective as of April 30, 2012. Pursuant to the amendment, the parties agreed to terminate the offering period for the Financing and recommence financing efforts at a later time. The parties determined to amend the Merger Agreement in this way to allow the Company to freely explore and consummate potential strategic initiatives and alternatives that have been presented to it since consummation of the merger. After it has fully analyzed and explored such strategic initiatives and alternatives, the Company anticipates recommencing its efforts to raise the remaining additional $2 million of proceeds pursuant to the original terms of the Merger Agreement and will then have approximately 30 days to complete the Financing. The completion of the financing is a condition to the closing of the Kitara/NYPG Merger Agreement.

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

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Interim Review Reporting

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.  For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on April 9, 2013.

Development Stage Company

The Company is a development stage company as defined by section 810-10-20 of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.

Principles of Consolidation

The condensed consolidated financial statements included the accounts of the Company and the less than majority owned variable interest entity for the period of time which it was controlled (see NOTE 3). Significant inter-company accounts and transactions have been eliminated in consolidation. During the 3 months ended December 31, 2012, the Company determined it no longer had a controlling interest in Rotvig Labs LLC (“Rotvig” or “Rotvig Labs”). As a result, the Company deconsolidated Rotvig and derecognized the assets, liabilities, and noncontrolling interest from the condensed consolidated financial statements (see NOTE 3).

Management’s Liquidity Plan and Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company had minimal revenue inception-to-date, and the Company has incurred a substantial loss from operations for the period from January 17, 2011 (inception) through March 31, 2013. Based on the Company’s liquidity position, continued losses could result in the Company not having sufficient liquidity or minimum cash levels to operate its business.  The Company is currently relying on loans of an aggregate of $300,000 made by an affiliate of its interim Chief Financial Officer to meet its working capital needs.  There can be no assurances that it will continue to loan the Company money for its working capital needs.   Management's plan in regard to these matters includes reducing expenses, raising additional proceeds from debt and equity transactions and completing strategic acquisitions that will generate positive cash flows. Management believes it will need to raise additional capital to execute its business plans. There can be no assurances that management will be successful in executing its plans or that capital will be available on a commercially reasonable basis.  These conditions raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Software development costs

In accordance with ASC 985-20 “Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed,” software development costs are expensed as incurred until technological feasibility (generally in the form of a working model) has been established. Research and development costs which consist primarily of salaries and fees paid to third parties for the development of software and applications are expensed as incurred. The Company capitalizes only those costs directly attributable to the development of the software. Capitalization of these costs begins upon the establishment of technological feasibility. Activities undertaken after the products are available for release to customers to correct errors or keep the product up to date are expensed as incurred. Capitalized software development costs will be amortized over the estimated economic life of the software once the product is available for general release to customers. Capitalized software development costs will be amortized over the greater of the ratio of current revenue to total projected revenue for a product or the straight-line method. The Company will periodically perform reviews of the recoverability of such capitalized software costs. At the time a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, any remaining capitalized amounts are written off. During the three months ended March 31, 2013 and March 31, 2012 and the period from January 17, 2011 (inception) through March 31, 2013, the Company expensed $ 109,580, $- and $393,210 in software development costs, respectively.  During the three months ended March 31, 2013, the Company recognized an impairment loss in the amount of $374,214 related to the software development costs which had been previously been capitalized through December 31, 2012.  The determination was based on the fact that the Company will not be able to recover the value of its capitalized costs based on excpected changes in its business model.  The impairment charge which reduced the capitalized costs to $0 were based on non-recurring Level 3 fair value measurement and which are based on unobservable inputs (which reflect the Company’s internal markets assumptions) that are supported by little or no market activity and that are significant to the fair value of the asset.

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

The Company recognizes revenue from the sale of its social games and mobile applications (“Apps”) from two revenue sources: direct payment revenue or alternative payment service revenue. Direct payment revenue results from payments from the end users of Apps for virtual goods or currency (i.e. items within the game and virtual money to buy items and upgrades in a game) in an application from a variety of direct payment sources, less deductions for fraud, charge-backs, refunds, credit card processing fees or uncollected amounts (assuming all other recognition criteria are met). Alternative payment service revenue results from utilization of the platform provided by a publisher that is party to a collaborative arrangement with the Company (see “Collaborative Arrangements” – see NOTE 7). The publisher's platform incentivizes end users to complete certain tasks in response to advertisements presented within the application (i.e. to purchase other applications on the publisher’s platform). Revenue from the alternative payment service (subject to a “Recoupment Amount” by the vendor — see NOTE 7) would be recognized as the service is rendered, with a portion of the revenue allocated to the vendor. If the service period is not defined, the Company would recognize the revenue over the estimated service period. In conjunction with the collaborative arrangement, the Company receives proceeds that are recognized on a straight line basis over the period that the Company is required to keep its applications on the publisher’s platform.

Non-controlling Interest

During 2011, the Company consolidated Rotvig Labs, LLC (see NOTE 3), which qualified as a variable interest entity (“VIE”) because the Company determined that it was the primary beneficiary and had a controlling financial interest. Therefore, Rotvig’s financial statements were consolidated in the Company’s consolidated financial statements and the other member’s equity in Rotvig was recorded as non-controlling interest as a component of consolidated stockholders’ equity (deficit). During 2012, the Company determined it no longer had a controlling financial interest and deconsolidated Rotvig Labs (see NOTE 3).

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The significant estimates utilized related to the impairment of investment in private companies and capitalized software. Actual results could differ from those estimates.

Net Loss Per Share

Net loss per share, in accordance with the provisions of ASC 260, “Earnings Per Share” is computed by dividing net loss attributable to Ascend Acquisition Corp. by the weighted average number of shares of Common Stock outstanding during the period. As discussed above, the change in capital structure of the Company that occurred subsequent to December 31, 2011 requires retrospective presentation as if the change took place at the beginning of the period presented. The 8,731,675 shares of Ascend common stock outstanding at the date of the closing along with the 4,000,000 issued pursuant to the financing are reflected as outstanding in the earnings per share calculation commencing with the date of closing.  Common Stock equivalents have not been included in this computation since the effect would be anti-dilutive. As further discussed above, the Merger Agreement provides for contingently issuable common shares. These shares would be required to be issued in the event of and in proportion to any shortfall in proceeds that may be received towards the maximum amount of the Financing. If no additional proceeds are received in the Financing, the maximum contingently issuable shares would be issued, or a total of 33,951,133. In accordance with ASC 260-10-45-12A, contingently issuable shares should be included in basic earnings (loss) per share only when there is no circumstance in which those shares would not be issued. The actual number of contingently issuable shares is not determinable at this time.  During the three months ended March 31, 2013, 825,000 options and warrants were excluded from the calculation of diluted net loss per share because the net loss would cause these options to be antidilutive.

Concentrations of Credit Risk

At times throughout the year, the Company may maintain certain bank accounts in excess of FDIC insured limits. These cash balances are held at one financial institution.

Fair Value

The Company has financial instruments, including investments in companies at cost, convertible notes receivable, and bridge loans, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at March 31, 2013 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

Stock Compensation Policy

The Company accounts for stock based compensation in accordance with ASC 718, Compensation - Stock Compensation (“ASC 718”). ASC 718 establishes accounting for stock-based awards exchanged for employee services. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the equity grant). The fair value of the Company’s common stock options are estimated using the Black Scholes option-pricing model with the following assumptions: expected volatility, dividend rate, risk free interest rate and the expected life. The Company calculates the expected volatility using the historical volatility over the most recent period equal to the expected term and evaluates the extent to which available information indicate that future volatility may differ from historical volatility. The expected dividend rate is zero as the Company does not expect to pay or declare any cash dividends on common stock. The risk-free rates for the expected terms of the stock options are based on the U.S. Treasury yield curve in effect at the time of the grant. The Company has not experienced significant exercise activity on stock options. Due to the lack of historical information, the Company determined the expected term of its stock option awards issued using the simplified method. The simplified method assumes each vesting tranche of the award has a term equal to the midpoint between when the award vests and when the award expires. The Company expenses stock-based compensation by using the straight-line method

Recent Accounting Pronouncements

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

Subsequent Events

The Company has evaluated events that occurred subsequent to March 31, 2013 through the date these financial statements were issued.  Management has concluded that no additional subsequent events required disclosure in these financial statements other than those identified in Note 12.

NOTE 2 — CONVERTIBLE NOTE RECEIVABLE

In August 2011 the Company invested $50,000 in an unsecured convertible promissory note issued by Ecko Entertainment, Inc. (“Ecko”). The note bears interest at 5% and matured on August 31, 2012. In the event Ecko closed a qualified financing of $2,000,000 prior to maturity of the note, all principal and accrued interest then outstanding would have automatically convert into shares of common stock. The price per share for such conversion shall equal the lesser of i) 70% of the price per share of the capital stock paid by investors in the qualified financing or ii) the price per share that would result based on a valuation of the company immediately prior to the closing of the qualified financing equal to $15,000,000. As of March 31, 2013, the note receivable with Ecko Entertainment was past due. Based on the facts and circumstances related to this receivable during 2012, the Company recorded an allowance for doubtful accounts for $52,705 for the principal amount and the related accrued interest.  The Company will not record interest income on this receivable in future periods until it can be determined that the receivable can be collected.

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

In April 2011, Rotvig Labs entered into a Service and Profit Sharing Agreement with Concepts Art House, Inc (“CAH”), a graphics design company. Under this agreement, CAH would provide $40,000 in committed art services in exchange for an eight percent (8%) membership interest in Rotvig Labs. CAH's membership interest is subject to vesting, whereby the equity interest is earned 25% for each $10,000 of committed art services provided for under the agreement. As of March 31, 2013, CAH had provided all such services and therefore had earned an 8% membership interest. Thus, the Company owns 46% of the membership interest of Rotvig Labs at March 31, 2013. In addition, CAH is entitled to profit sharing of 16% of Rotvig Labs’ gross revenue up to a cumulative amount of $80,000. After the cumulative $80,000 is reached CAH is entitled to 8% of gross revenues.

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

NOTE 4 — INVESTMENTS IN PRIVATE COMPANIES

Game Closure, Inc.

On September 14, 2011, the Company invested $80,000 in an unsecured and subordinated convertible promissory note issued by Game Closure, Inc. (“GCI”). The note bore interest at 2%, and had a maturity date of September 14, 2013. In December 2011, GCI issued and sold shares of its Preferred Stock to investors in an equity financing of at least $1,000,000 including conversion of this note. Based on the terms of the note, the outstanding principal and accrued interest then outstanding at the closing of the financing automatically converted into shares of Series A Preferred Stock equal to the number obtained by dividing the aggregate amount of principal and accrued interest outstanding by the amount equal to the lesser of i) 100% of the purchase price for the Preferred Stock in the financing or ii) the price per share of such Preferred Stock assuming a $16,000,000 fully diluted pre-money valuation of the company. Upon conversion of principal of $80,000 and accrued interest of $241, the Company received 174,989 shares of Series A Preferred Stock of GCI. The holders of this Series A Preferred Stock have a non-cumulative dividend right at a rate of $0.0871128 per annum and conversion privileges at $1.08891 per share (unless automatically converted upon a qualified financing). The investment is accounted for using the cost method.  As of December 31, 2012, the Company determined that the investment in Game Closure had no value as it determined it would not likely be able to recover any of its initial investment.  As a result, the carrying amount of the investment of $80,241 was reduced to its fair value of $-.  This non-recurring Level 3 fair value measurement was based on unobservable inputs (which reflect the Company’s internal market assumptions) that are supported by little or no market activity and that are significant to the fair value of the investment.

Tumbleweed Technologies, LLC/Byte Factory, LLC

During 2011, the Company invested $50,000 for a 33% membership interest in Tumbleweed Technologies, LLC (“Tumbleweed”). Subsequently, in September 2011, the Company contributed its interest in Tumbleweed for a 6.5% membership interest in Byte Factory, LLC (“Byte Factory”). The Company accounted for its investment in Tumbleweed under the equity method of accounting through the date of its transfer to Byte Factory. During the period from July 2011 through the date of transfer, the Company recognized losses under the equity method totaling $12,009, reducing the carrying value of the investment to $37,991. The Company accounts for its investment in Byte Factory under the cost method of accounting. Subsequent to December 31, 2011, the Company learned that Byte Factory was in the process of dissolution. Because of this fact, the Company assessed the value of its investment to determine whether there was any subsequent decline in value. The Company estimated the fair value of its investment in Byte Factory using a discounted cash flow model and determined there was a decline in value below the carrying value at December 31, 2011 that was other than temporary and recognized an impairment loss of $3,727 during the fourth quarter of 2011, reducing the carrying value to $34,264.   In March 2012, Byte Factory repaid $12,500 of the original investment of $50,000, bringing its carrying value to $21,764. As of December 31, 2012, the Company determined that the investment in Tumbleweed Technologies had no value as it determined it would not likely be able to recover any of its initial investment.  As a result, the carrying amount of the investment of $21,764 was reduced to its fair value of $-.  This non-recurring Level 3 fair value measurement was based on unobservable inputs (which reflect the Company’s internal market assumptions) that are supported by little or no market activity and that are significant to the fair value of the investment.

NOTE 5 – BRIDGE LOANS

As of March 31, 2013, the Company received $120,000 in advances from an affiliate of the Company.  An additional $180,000 was received subsequent to March 31, 2013.  These advances of $300,000 are subject to the terms of the Secured Notes (defined and described below).

On April 24, 2013 and June 3, 2013, the Company issued secured promissory notes related to these advances (the “Secured Notes”) in favor of Ironbound Partners Fund LLC (“Ironbound”), an affiliate of Jonathan J. Ledecky, Ascend’s current interim Chief Financial Officer and Non-Executive Chairman of the Board, with an aggregate principal amount of $300,000.  The principal balance, together with interest, on the Secured Notes is due June 23, 2013, but may be prepaid at any time without penalty or premium.  Upon occurrence of an event of default, the unpaid principal balance, together with interest, automatically and immediately becomes due and payable.  Interest accrues on the unpaid balance at an annual rate of 15%.  In the event, the Secured Notes are not paid by or on June 23, 2013, or such earlier date upon acceleration of repayment, the interest rate increases to 18% per annum from the date on which payment was due.  The Secured Notes further grant Ironbound a security interest in all of the Company’s assets.

NOTE 6 – INCOME TAXES

In its interim financial statements, the Company follows the guidance in ASC 270, “Interim Reporting” and ASC 740 “Income Taxes”, whereby the Company utilizes the expected annual effective tax rate in determining its income tax provisions for the interim periods.  That rate differs from U.S. statutory rates primarily as a result of net operating loss carryforwards and permanent differences between book and tax reporting.

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

NOTE 7 — COMMITMENTS AND CONTINGENCIES

The Company is party to a Publisher Agreement (a “Collaborative Arrangement”) with a service provider to generate publishing revenue. The Company received $225,000 in deposits by the publisher during 2011. Two stockholders’ of the Company also co-founded this service provider. The Company may earn revenue based on direct payments under the application (100% of such payments allocated to the Company) and/or based on alternative payment service revenue which results from utilization of the platform provided by the publisher which incentivizes end users to complete certain tasks in response to advertisements presented within the application (i.e. to purchase other applications on the publisher’s platform) (70% of such revenues allocated to the Company). The latter revenue source is shared with the publisher, who will be the exclusive provider of the service that incentivizes the site user completion described above starting from the date that the first application begins utilizing this service. This revenue is subject to a $50,000 recoupment (the “Recoupment Amount”) which would be withheld by the service provider in settlement of the $225,000 deposit or any marketing credits (as discussed below) that it provides to the Company. The Company is required to maintain exclusivity on the publisher’s platform for 24 months, plus any extension period. In addition, the Company can receive $50,000 in marketing credits, which may be used in lieu of other forms of payment and only for the promotion and distribution of the applications within the publisher's network. The Company records the revenue related to this contract evenly over the 24 month exclusivity period. The Company recognized revenue in the amounts of $ 0, $28,125 and $103,125 for the three months ended March 31, 2013, the three months ended March 31, 2012 and for the period January 17, 2011 (inception) through March 31, 2013.

During 2012, the Company received a notification from the counterparty to the collaborative arrangement whereby the agreement with the Company was declared null and void. However, certain of the counterparty’s rights under the agreement may have survived such termination. The Company has determined that it will continue to carry the unamortized balance related to the contract of $121,875 as deferred revenue until all contingencies related to the counterparty’s rights are resolved.

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

During 2012, the Company entered into amended agreements with Infinitap whereby the remaining unpaid expenses related to the original agreement were rolled into the new agreement. The updated agreement called for the payment of $202,000 to be paid as the service provider reaches various milestones related to software development. As of March 31, 2013, all milestones related to the contract had been achieved.   In addition, the March 26, 2012 agreement called for a revenue sharing arrangement, whereby the Company was required to pay Infinitap eighteen percent (18%) of the revenues generated by the software (net of third party publisher operating fees) received by the Company. The Revenue Share was not payable unless and until the Company first receives $262,000 in revenues generated by the software (net of third party publisher operating fees).  On May 20, 2013, the Company terminated the agreement with Infinitap and agreed to pay Infinitap an aggregate of $5,000 and transfer to it the ownership of the non-game source code developed by Infinitap for the Company in full consideration of all amounts owed to Infinitap.

During December 2012, the Company entered into a license agreement with NGHT, LLC (“NGHT”) to provide the Company with software research and marketing services. In exchange for the services, upon execution of the agreement, $50,000 was due to NGHT and is recorded in accounts payable and accrued expenses in the balance sheet. The Company was also required to pay fees of $50,000 related the release of a game on the Android and iPhone platforms. As of March 31, 2013, $25,000 was due NGHT related to the release of a game on the iPhone platform and is recorded in accounts payable and accrued expenses in the condensed consolidated balance sheet.  In addition, the Company was required to pay royalties of 10-12% to NGHT based on sales in excess of $1,000,000 during the term of the agreement. After the license agreement expires, the Company was required to pay 8% of net sales to NGHT. Additionally, the Company was required to make royalty payments of 20-35% related to advertising sales. On May 17, 2013, the Company entered into an amendment to the license agreement with NGHT.  Pursuant to the amendment, the Company paid NGHT an aggregate of $26,250 in full consideration of all amounts owed to NGHT.  Additionally, the royalty owed to NGHT was set at 10% of net sales received by the Company in excess of $262,500 on or after June 1, 2013. The terms of the agreement runs until the later of December 27, 2017 or the end of the game term subject to earlier termination by the parties under certain conditions (including the Company’s ability to achieve certain milestones in the game design).

The Company leased its office space pursuant to a month to month lease which required monthly rental payments of $4,000. For the three months ended March 31, 2013, rent expense was approximately $12,000.  Effective June 15, 2013, the Company will cease leasing this space and will utilize office space provided by the Company’s officers and directors at no cost.

NOTE 8 – STOCKHOLDERS’ EQUITY

The Company has 50,926,700 shares outstanding subsequent to the merger.  The amount includes 38,195,025 shares issued to the owners of Andover Games, LLC prior to the merger, 8,731,675 shares of Ascend outstanding as of the date of the merger and 4,000,000 shares issued pursuant to the Financing.  The owners of Andover Games LLC prior to the reverse merger have certain rights to repurchase the unvested equity interests of the other stockholders if the services of any such stockholder are terminated. These purchase rights, which included all 38,195,025 shares, lapse over time until such time that each stockholder's shares are considered “vested”. The purchase rights shall be exercisable by the owners of Andover Games LLC at a price equal to the original price paid per unit purchased. Shares that have not yet vested are subject to acceleration upon the occurrence of certain financing or restructuring events, or upon the achievement of certain revenue milestones. As of March 31, 2013, the purchase rights had lapsed and equity interests had “vested” for a total of 31,967,722 out of the 38,195,025 shares.

NOTE 9 – CONSULTING AGREEMENT

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

NOTE 10 – STOCK OPTION PLAN

The following is a summary of employee and non-employee stock options outstanding as of March 31, 2013:

		Weighted-	Weighted
	Stock	Average	Average
	Options	Exercise Price	Contractual Life

Outstanding, January 1, 2013	770,000	$0.45
Granted	-
Exercised	-
Cancelled/forfeited	(95,000)	$0.35
Outstanding, March 31, 2013	675,000	$0.46	7.09
Exercisable, March 31, 2013	50,000	$0.50	2.28

As of March 31, 2013, there was a total of $90,030 of unrecognized compensation arrangements granted related to unvested options.  The cost is expected to be recognized through 2016.  The weighted average grant date fair value of options granted was $0.20, during 2012.  The aggregate intrinsic value of outstanding options was $3,500.

The Company accounts for all stock based compensation as an expense in the financial statements and associated costs are measured at the fair value of the award.  As a result, the Company’s net loss for the three months ended March 31, 2013 includes $3,745 of stock based compensation.

The Black Scholes method option pricing model was used to estimate fair value as of the date of grants during 2012 using the following range of assumptions:

Discount rate	.34% - .99%
Expected volatility	59% - 65%
Forfeiture rate	-
Expected life	3 - 6.25 Years
Expected dividends	-

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

In May ,June and October 2012, the Company entered into employment agreements with certain employees whereby 570,000 options were granted to such employees.

NOTE 11 - WARRANTS

On January 7, 2013, the Company entered into a letter agreement with United Talent Agency (“UTA”). UTA is an affiliate of Jeremy Zimmer, a member of the Company’s board of directors. Under the agreement, UTA was to assist the Company in structuring partnerships with media companies, brands and/or personalities who have not been previously introduced to the Company (a “Target”), with the purpose of creating licensed games for mobile or social platforms. The agreement was for a term of six months, with a six month tail. Pursuant to the agreement, UTA was to receive (i) a retainer of $15,000 per month of the term and (ii) a commission equal to 10% of the “net profits” (as defined in the agreement) on each product resulting from a partnership that is entered into with a Target prior to the expiration of the tail. The retainer will be recoupable against any commission payments. UTA was to continue to receive commissions after the term and tail with respect to partnerships meeting the foregoing conditions. UTA also was to receive 150,000 warrants exercisable at $0.75 per share vesting over two years and a contractual life of 3 years.

The Company determined the fair value of the warrants utilizing the Black-Scholes model assuming a dividend rate of 0%, a forfeiture rate of 0%, a discount rate of .41%,  volatility of 61%, and a life of 3 years. The total value of the warrants was $45,694. The Company recognized compensation expense of $5,712 related to these warrants during the three months ended March 31, 2013. The remaining life of these warrants is approximately 2.8 years at March 31, 2013.

On June 11, 2013, the parties agreed to terminate this agreement and the warrants granted to UTA in exchange for the Company agreeing to issue UTA 180,000 shares of the Company's common stock.

NOTE 12 – SUBSEQUENT EVENTS

In April 2013 and June 2013, the Company issued the Secured Notes in favor of Ironbound with an aggregate principal amount of $300,000.  See Note 5 for further information with respect to the Secured Notes.

In May 2013, the Company entered into an amendment to the agreement with NGHT and terminated its agreement with Infinitap.  See Note 7 for further information with respect to such agreements.

On June 12, 2013, the Company entered into a merger agreement and plan of reorganization (“Kitara/NYPG Merger Agreement”) with Kitara Media, LLC (“Kitara”) and New York Publishing Group Inc. (“NYPG”). The Kitara/NYPG Merger Agreement contemplates Kitara and NYPG becoming wholly owned subsidiaries of the Company upon consummation of the transaction. Kitara delivers and optimizes video advertisements each month from advertisers to web sites in a revenue sharing arrangement. Kitara's proprietary video advertising delivery platform called Propel seeks to optimize and achieve maximum revenue per ad view for each web site owner. NYPG is the owner of ADOTAS, a news publication focused on the internet advertising and media industry. ADOTAS features a daily email newsletter and website that reaches advertising industry professionals monthly. It focuses on providing news and information on media buying, planning, selling, technology and activities of the digital media business to the interactive advertising community. The transaction is subject to several closing conditions and the parties intend to seek to consummate it within 30 days. There is no assurance, however, that the transaction will be consummated.

On June 11, 2013, the Company terminated the agreement with UTA. See Note 11 for further information with respect to such agreement.

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

Results of Operations

Quarter Ended March 31, 2013 Compared to the Quarter Ended March 31, 2012

Revenue for the three months ended March 31, 2013 amounted to $0, compared to revenue for the three months ended March 31, 2012 of $28,125, which is equal to three months of the deferred income from Andover Games’ contract with a publisher. The Company incurred the following expenses during the three months ended March 31, 2013:  $ 165,830 salaries, (of which $109,580 was included in software development costs); $12,139 for payroll taxes; $170,637 in professional fees; $12,000 in rent expense; $14,167 in insurance expense and  $84,488 related to other administrative costs.  The professional fees consist primarily of $116,358 in contractor’s expenses, $11,658 in legal costs and $42,621 in accountant fees.  In addition, the Company recognized $374,214 as an impairment loss on software development costs that had been previously capitalized through December 31, 2012.  For the three months ended March 31, 2012, the Company incurred the following expenses: $21,875 salaries, $9,152 for payroll taxes, $7,962 in office expense, $146,275 in professional fees and $11,939 related to other administrative costs. The professional fees primarily consist of $32,350 for independent contractor’s, $52,250 in legal fees, these fees mostly relate to the reverse merger between Ascend and Andover Games, and $56,660 for accountant’s fees, which relate to the preparation of Ascend’s Form 10-K and also fees incurred that relate to the reverse merger.

On June 12, 2013, we entered into a merger agreement and plan of reorganization (“Merger Agreement”) with Kitara Media, LLC (“Kitara”) and New York Publishing Group Inc. (“NYPG”). The Merger Agreement contemplates Kitara and NYPG becoming our wholly owned subsidiaries upon consummation of the transaction. Kitara delivers and optimizes video advertisements each month from advertisers to web sites in a revenue sharing arrangement. Kitara's proprietary video advertising delivery platform called Propel seeks to optimize and achieve maximum revenue per ad view for each web site owner. NYPG is the owner of ADOTAS, a news publication focused on the internet advertising and media industry. ADOTAS features a daily email newsletter and website that reaches advertising industry professionals monthly. It focuses on providing news and information on media buying, planning, selling, technology and activities of the digital media business to the interactive advertising community. The transaction is subject to several closing conditions and we intend to seek to consummate it within 30 days. There is no assurance, however, that the transaction will be consummated.

Liquidity and Capital Resources

As of March 31, 2013, we had total assets of $66,715 and a deficit in working capital of $294,000. We had minimal revenues and incurred substantial losses from inception to date. We are currently exploring all financing and strategic alternatives available to us, including potentially changing the focus of our business. We are currently relying on loans from Ironbound Partners Fund LLC (“Ironbound”), an affiliate of Jonathan J. Ledecky, our Interim Chief Financial Officer, for our working capital needs. To this end, Ironbound has loaned the Company an aggregate of $300,000 since April 2013. We have also reduced operating expenses to the extent possible.  There can be no assurance that Ironbound will continue to loan us the funds necessary for our working capital needs. We will require further funding if we are able to be successful in expanding our business. We will endeavor to raise the additional required funds through various financing sources, including the sale of our equity and debt securities, and subject to our commencement of significant revenue producing operations, the procurement of commercial debt financing. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to expand our business as desired and operating results may be adversely affected. In addition, any financing arrangement may have potentially adverse effects on us or our stockholders. Debt financing (if available and undertaken) will increase expenses, must be repaid regardless of operating results and may involve restrictions limiting our operating flexibility. If we issue equity securities to raise additional funds, the percentage ownership of our existing stockholders will be reduced and the new equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. As a result of these matters, there is substantial doubt about our ability to continue as a going concern..

Off-balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013. The evaluation was conducted under the supervision and with the participation of management, including our chief executive officer and our interim chief financial officer. Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including the chief executive officer, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of disclosure controls and procedures includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report that will be set forth in our Annual Report on Form 10-K.

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

Our chief executive officer and interim chief financial officer have concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management required by Rules 13a-15 and 15d-15 under the Exchange Act, that as of March 31, 2013, our disclosure controls and procedures were not effective due to control deficiencies in three areas that we believe should be considered material weaknesses. A material weakness is defined within the Public Company Accounting Oversight Board's Auditing Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses were as follows:

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

There have not been any changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our first fiscal quarter of 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101
Condensed consolidated financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2013, formatted in XBRL: (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Cash Flows and (iv) Notes to Unaudited Financial Statements, as blocks of text and in detail.*

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

Date:  June 12, 2013