Form 10-Q
period 2013-06-30
Ascend Acquisition Corp.
filed 2013-08-01
CIK 1350773

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 000-51840

ASCEND ACQUISITION CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-3881465
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

525 Washington Blvd
Suite 2620
Jersey City, New Jersey 07310
(Address of principal executive offices)

(201) 539-2200
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  59,011,675 shares of common stock as of July 30, 2013

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

ASCEND ACQUISITION CORP.
(a corporation in the development stage)
CONDENSED CONSOLIDATED
BALANCE SHEETS

	June 30,
	2013	December 31,
	(unaudited)	2012*

ASSETS
Current assets:
Cash	$1,821	$258,857
Prepaid asset	-	18,167
Total current assets	1,821	277,024
Capitalized software	-	374,214
Equipment, net	-	15,973
Total assets	$1,821	$667,211

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued expenses	$177,939	$119,980
Bridge loan payable	300,000	-
Due to member	1,626	1,626
Total current liabilities	479,565	121,606
Deferred revenue	121,875	121,875
Total liabilities	601,440	243,481
Commitments and Contingencies
Stockholders’ (Deficit) Equity:
Preferred stock, $0.0001 par value, authorized 1,000,000 shares; none issued
Common stock, $0.0001 par value, authorized 300,000,000 shares, issued and
outstanding 51,206,700 and 50,926,700 shares, respectively	5,121	5,093
Additional paid-in capital	2,289,957	2,225,340
Deficit accumulated during the development stage	(2,894,697)	(1,806,703)
Total stockholders’ (deficit) equity	(599,619)	423,730
Total liabilities and stockholders’ (deficit) equity	$1,821	$667,211

See accompanying notes to condensed consolidated financial statements.
●- condensed from audited financial statements

ASCEND ACQUISITION CORP.
(a corporation in the development stage)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

					January 17, 2011
	Three Months	Three Months	Six Months	Six Months	(Inception)
	Ended	Ended	Ended	Ended	to
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013

Loss from Discontinued Operations	$(254,519)	$(471,515)	$(1,087,994)	$(639,971)	$(2,932,173)

Net Loss	(254,519)	(471,515)	(1,087,994)	(639,971)	(2,932,173)

Net Loss Attributable to the Non-Controlling interest	-	-	-	-	37,476

Net Loss Attributable to Ascend Acquisition Corp.	$(254,519)	$(471,515)	$(1,087,994)	$(639,971)	$(2,894,697)

Weighted average shares of common stock outstanding
Basic and Diluted	50,985,162	50,926,700	50,956,092	46,729,624

Loss per common share attributable to discontinued operations and net loss
Basic and diluted	(0.00)	(0.01)	(0.02)	(0.01)

ASCEND ACQUISITION CORP.
(a corporation in the development stage)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			January 17, 2011
	Six Months	Six Months	(Inception)
	Ended	Ended	To
	June 30, 2013	June 30, 2012	June 30, 2013
Cash flows from operating activities:
Net loss	$(1,087,994)	$(639,971)	$(2,932,173)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,016	1,515	5,589
Impairment of capitalized software	374,214	-	374,214
Loss from abandonment of equipment	14,579	-	14,579
Impairment of investments	-	-	105,732
Equity loss from investment	-	-	12,009
Bad debt expense	-	-	52,705
Other income from deconsolidation of Rotvig Labs, LLC	-	-	(6,924)
Stock compensation expense	64,645	3,653	105,894
Compensation for software development costs	-	-	64,900
Direct payment of operating expenses by member	-	-	4,500
Change in operating assets and liabilities:
Accrued interest receivable	-	(1,243)	(2,946)
Prepaid asset	18,167	(32,333)	-
Accounts payable and accrued expenses	57,959	80,193	177,939
Payroll tax liabilities	-	(27,601)	-
Deferred revenue	-	(56,250)	121,875
Net cash used in operating activities	(556,414)	(672,037)	(1,902,107)
Cash flows from investing activities:
Purchase of equipment	(622)	(14,333)	(20,168)
Payments related to capitalized software development costs	-	(144,400)	(374,214)
Reduction of cash due to the deconsolidation of Rotvig Labs, LLC	-	-	(25,000)
Investments in private companies	-	-	(50,000)
Purchase of convertible notes receivable	-	-	(130,000)
Proceeds from return of investment in private companies	-	12,500	12,500
Net cash used in investing activities	(622)	(146,233)	(586,882)
Cash flows from financing activities:
Proceeds from convertible note payable	-	200,000	250,000
Proceeds from bridge loan payable	300,000	-	300,000
Repayment of convertible note payable	-	(250,000)	(250,000)
Member's contributions	-	-	167,375
Cash acquired in reverse merger	-	21,809	21,809
Proceeds from related party advance	-	1,626	1,626
Proceeds from private placement	-	2,000,000	2,000,000
Net cash provided by financing activities	300,000	1,973,435	2,490,810
Net (decrease) increase in cash and cash equivalents	$(257,036)	$1,155,165	$1,821
Cash at beginning of period	258,857	80,588
	$1,821	$1,235,753	$1,821
Supplemental disclosure of non-cash financing activities:
Conversion of notes receivable / accrued interest into Investment in private company	$-	$-	$80,241

ASCEND ACQUISITION CORP.
(a corporation in the development stage)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Organization

Ascend Acquisition Corp. (“Ascend”) was formed on December 5, 2005 as a blank check company to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. Andover Games, LLC (the “Company” or “Andover Games”), a development stage company, is a limited liability company formed on January 17, 2011 under the laws of the State of Delaware as Andover Fund, LLC. The name was changed in December, 2011 to Andover Games, LLC. The entity has an indefinite life. Through June 30, 2013, the Company's principal business was focused on developing mobile games for iPhone and Android platforms.  The merger between Andover Games and Ascend was treated as an acquisition of Ascend by Andover Games and as a recapitalization of Andover Games as Andover Games members held a majority of the Ascend shares and exercised significant influence over the operating and financial policies of the consolidated entity. As Ascend was a non-operating public shell prior to the transaction, pursuant to Securities and Exchange Commission rules, the merger or acquisition of a private operating company into a non-operating public shell with nominal assets is considered a capital transaction in substance rather than a business combination. As a result, the condensed consolidated balance sheet, statement of operations, and statement of cash flows of Andover Games, LLC have been retroactively updated to reflect the recapitalization. The Company determined that no income tax benefit associated with any net operating loss carry-forwards would be recognized if it had been taxed as a corporation from inception, as it is more likely than not that such loss carryforwards would not be realized.

On February 29, 2012, Ascend and the Company closed the transactions under a Merger Agreement and Plan of Reorganization, as amended (the “Andover Merger Agreement”), with the Company becoming a wholly-owned subsidiary of Ascend. At the closing of the Andover Merger Agreement, the holders of membership interests of the Company received 38,195,025 shares of Ascend common stock, representing 75% of the fully diluted capitalization of Ascend immediately after the closing of the merger and the Financing (defined below), subject to further adjustment as provided for in the Andover Merger Agreement.

On June 12, 2013, Ascend entered into that certain Merger Agreement and Plan of Reorganization (“Kitara/NYPG Merger Agreement”) by and among Ascend, Ascend Merger Sub, LLC, a Delaware limited liability company and wholly owned subsidiary of Ascend (“Merger Sub LLC”), Ascend Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Ascend (“Merger Sub Inc.”), Kitara Media, LLC, a Delaware limited liability company (“Kitara Media”), New York Publishing Group, Inc., a Delaware corporation (“NYPG”), and those certain securityholders of Kitara Media and NYPG executing the “Signing Holder Signature Page” thereto, which securityholders hold all of the outstanding membership interests of Kitara Media (the “Kitara Signing Holder”) and all of the outstanding shares of common stock of NYPG (the “NYPG Signing Holder” and together with the Kitara Signing Holder, the “Signing Holders”).  On July 1, 2013, the parties consummated the transactions contemplated by the Kitara/NYPG Merger Agreement (See Note 12).  In connection with this transaction, the Company’s game development operations were discontinued as of June 30, 2013.

On June 28, 2013, stockholders together holding a majority of Ascend’s then outstanding common stock executed and delivered to Ascend a written consent authorizing and approving the change in Ascend’s name from “Ascend Acquisition Corp.” to “Kitara Media Corp.”  The change in Ascend’s name was made to better reflect the combined company’s operations going forward.  The change of Ascend’s name will be effective twenty calendar days after the mailing by Ascend of an information statement informing non-consenting stockholders of the action taken.

Pursuant to the Andover Merger Agreement, Ascend was obligated to use its commercial best efforts to raise at least $4 million of equity capital through the sale of Ascend's capital stock (the “Financing”), of which at least $2 million was to be raised prior to or simultaneously with the closing of the Andover Merger Agreement and such additional proceeds were to be raised, if at all, following the closing so as to raise up to $4 million in aggregate proceeds.

Simultaneously with the closing of the Andover Merger Agreement, Ascend sold 4,000,000 shares of its common stock at $0.50 per share, for gross proceeds of $2 million pursuant to the Financing.  In connection with the closing of the Kitara/NYPG Merger Agreement, Ascend’s obligations to raise the remaining $2 million in the Financing were terminated.

Interim Review Reporting

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six month period ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.  For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on April 9, 2013.

Development Stage Company

The Company is a development stage company as defined by section 810-10-20 of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). Through June 30, 2013, the Company was still devoting substantially all of its efforts on establishing the gaming business and its planned principal operations had not commenced.

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

Management’s Liquidity Plan

The Company had minimal revenue from inception to date, and the Company has incurred a substantial loss from operations for the period from January 17, 2011 (inception) through June 30, 2013.  Based on the Company’s liquidity position, continued losses could result in the Company not having sufficient liquidity or minimum cash levels to operate its business.  As a result of the Company’s consummation of the Kitara/NYPG Merger Agreement on July 1, 2013, and the simultaneous capital raise of $2,000,000 on July 1, 2013, management believes that the Company has sufficient liquidity to meet its funding requirements through at least June 30, 2014.

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

Software development costs

In accordance with ASC 985-20 “Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed,” software development costs are expensed as incurred until technological feasibility (generally in the form of a working model) has been established. Research and development costs which consist primarily of salaries and fees paid to third parties for the development of software and applications are expensed as incurred. The Company capitalizes only those costs directly attributable to the development of the software. Capitalization of these costs begins upon the establishment of technological feasibility. Activities undertaken after the products are available for release to customers to correct errors or keep the product up to date are expensed as incurred. Capitalized software development costs will be amortized over the estimated economic life of the software once the product is available for general release to customers. Capitalized software development costs will be amortized over the greater of the ratio of current revenue to total projected revenue for a product or the straight-line method. The Company will periodically perform reviews of the recoverability of such capitalized software costs. At the time a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, any remaining capitalized amounts are written off. During the three months ended June 30, 2013 and June 30, 2012 , the six months ended June 30, 2013 and June 30, 2012 and the period from January 17, 2011 (inception) through June 30, 2013, the Company expensed $ -, $-, $109,580, $- and $393,210 in software development costs, respectively.  During the three months ended March 31, 2013, the Company recognized an impairment loss in the amount of $374,214 related to the software development costs which had been previously been capitalized through December 31, 2012.  The determination was based on the fact that the Company will not be able to recover the value of its capitalized costs.  The impairment charge which reduced the capitalized costs to $0 were based on non-recurring Level 3 fair value measurement and which are based on undeservable inputs (which reflect the Company’s internal market assumptions) that are supported by little or no market activity and that are significant to the fair value of the asset.

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

The Company recognized revenue from the sale of its social games and mobile applications (“Apps”) from two revenue sources: direct payment revenue or alternative payment service revenue. Direct payment revenue results from payments from the end users of Apps for virtual goods or currency (i.e. items within the game and virtual money to buy items and upgrades in a game) in an application from a variety of direct payment sources, less deductions for fraud, charge-backs, refunds, credit card processing fees or uncollected amounts (assuming all other recognition criteria are met). Alternative payment service revenue results from utilization of the platform provided by a publisher that is party to a collaborative arrangement with the Company (see “Collaborative Arrangements” – see NOTE 7). The publisher's platform incentivizes end users to complete certain tasks in response to advertisements presented within the application (i.e. to purchase other applications on the publisher’s platform). Revenue from the alternative payment service (subject to a “Recoupment Amount” by the vendor — see NOTE 7) would be recognized as the service is rendered, with a portion of the revenue allocated to the vendor. If the service period is not defined, the Company would recognize the revenue over the estimated service period. In conjunction with the collaborative arrangement, the Company receives proceeds that are recognized on a straight line basis over the period that the Company is required to keep its applications on the publisher’s platform.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The significant estimates utilized related to the impairment of investment in private companies and capitalized software. Actual results could differ from those estimates.

Net Loss Per Share

Net loss per share, in accordance with the provisions of ASC 260, “Earnings Per Share” is computed by dividing net loss attributable to Ascend Acquisition Corp. by the weighted average number of shares of common stock outstanding during the period. As discussed above, the change in capital structure of the Company that occurred subsequent to December 31, 2011 requires retrospective presentation as if the change took place at the beginning of the period presented. The 8,731,675 shares of Ascend common stock outstanding at the date of the closing along with the 4,000,000 issued pursuant to the Financing are reflected as outstanding in the earnings per share calculation commencing with the date of closing.  Common Stock equivalents have not been included in this computation since the effect would be anti-dilutive. During the six months ended June 30, 2013, 212,500 options were excluded from the calculation of diluted net loss per share because the net loss would cause these options to be antidilutive.

Concentrations of Credit Risk

At times throughout the year, the Company may maintain certain bank accounts in excess of FDIC insured limits. These cash balances are held at one financial institution.

Fair Value

The Company has financial instruments, including investments in companies at cost, convertible notes receivable, and bridge loans, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at June 30, 2013 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

Stock Compensation Policy

The Company accounts for stock based compensation in accordance with ASC 718, Compensation - Stock Compensation (“ASC 718”). ASC 718 establishes accounting for stock-based awards exchanged for employee services. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the equity grant). The fair value of the Company’s common stock options are estimated using the Black Scholes option-pricing model with the following assumptions: expected volatility, dividend rate, risk free interest rate and the expected life. The Company calculates the expected volatility using the historical volatility over the most recent period equal to the expected term and evaluates the extent to which available information indicate that future volatility may differ from historical volatility. The expected dividend rate is zero as the Company does not expect to pay or declare any cash dividends on common stock. The risk-free rates for the expected terms of the stock options are based on the U.S. Treasury yield curve in effect at the time of the grant. The Company has not experienced significant exercise activity on stock options. Due to the lack of historical information, the Company determined the expected term of its stock option awards issued using the simplified method. The simplified method assumes each vesting tranche of the award has a term equal to the midpoint between when the award vests and when the award expires. The Company expenses stock-based compensation by using the straight-line method

Discontinued Operations

During the three months ended June 30, 2013, the Company determined that it would abandon its operations related to the game development business. The Company ceased operations during June 2013 in contemplation of the Kitara/NYPG Merger Agreement. There will be no significant continuing cash flows or continuing operations related to the game development business.  The losses from discontinued operations represent the pretax losses for each period presented in the consolidated statement of operations. For the three and six months ended June 30, 2012 and the period from January 17, 2011 (inception) to June 30, 2012, loss from discontinued operations included revenue of $28,125, $56,250, and $103,125, respectively. For the three and six months ended June 30, 2013, there were no revenues.

Recent Accounting Pronouncements

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

Subsequent Events

The Company has evaluated events that occurred subsequent to June 30, 2013 through the date these financial statements were issued.  Management has concluded that no additional subsequent events required disclosure in these financial statements other than those identified in Note 12.

NOTE 2 — CONVERTIBLE NOTE RECEIVABLE

In August 2011 the Company invested $50,000 in an unsecured convertible promissory note issued by Ecko Entertainment, Inc. (“Ecko”). The note bears interest at 5% and matured on August 31, 2012. In the event Ecko closed a qualified financing of $2,000,000 prior to maturity of the note, all principal and accrued interest then outstanding would have automatically convert into shares of common stock. The price per share for such conversion shall equal the lesser of i) 70% of the price per share of the capital stock paid by investors in the qualified financing or ii) the price per share that would result based on a valuation of the company immediately prior to the closing of the qualified financing equal to $15,000,000. As of June 30, 2013, the note receivable with Ecko Entertainment was past due. Based on the facts and circumstances related to this receivable during 2012, the Company recorded an allowance for doubtful accounts for $52,705 for the principal amount and the related accrued interest.  The Company will not record interest income on this receivable in future periods until it can be determined that the receivable can be collected.

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

In April 2011, Rotvig Labs entered into a Service and Profit Sharing Agreement with Concepts Art House, Inc (“CAH”), a graphics design company. Under this agreement, CAH would provide $40,000 in committed art services in exchange for an eight percent (8%) membership interest in Rotvig Labs. CAH's membership interest is subject to vesting, whereby the equity interest is earned 25% for each $10,000 of committed art services provided for under the agreement. As of June 30, 2013, CAH had provided all such services and therefore had earned an 8% membership interest. Thus, the Company owns 46% of the membership interest of Rotvig Labs at June 30, 2013. In addition, CAH is entitled to profit sharing of 16% of Rotvig Labs’ gross revenue up to a cumulative amount of $80,000. After the cumulative $80,000 is reached CAH is entitled to 8% of gross revenues.

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

NOTE 5 – BRIDGE LOANS

As of June 30, 2013, the Company received $300,000 in advances from Ironbound Partners Fund LLC (“Ironbound”), an affiliate of Jonathan J. Ledecky, Ascend’s Non-Executive Chairman of the Board.

On April 24, 2013 and June 3, 2013, Ascend issued secured promissory notes related to these advances (the “Secured Notes”) in favor of Ironbound, with an aggregate principal amount of $300,000.  The principal balance, together with interest, on the Secured Notes was due June 23, 2013.  Interest accrued on the unpaid balance at an annual rate of 15%.  The Secured Notes granted Ironbound a security interest in all of Ascend’s and the Company’s assets.  On July 1, 2013, in connection with the closing of the Kitara/NYPG Merger Agreement, Ascend sold an aggregate of 4,000,000 shares of common stock to Ironbound on a private placement basis, for an aggregate purchase price of $2,000,000, or $0.50 per share.  $300,000 of the purchase price for such shares was paid by Ironbound through the cancellation of the Secured Notes and the related indebtedness.  In connection with the cancellation, the security interest in all of Ascend’s and the Company’s assets in favor of Ironbound was terminated.

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

NOTE 7 — COMMITMENTS AND CONTINGENCIES

The Company is party to a Publisher Agreement (a “Collaborative Arrangement”) with a service provider to generate publishing revenue. The Company received $225,000 in deposits by the publisher. Two stockholders’ of the Company also co-founded this service provider. The Company may earn revenue based on direct payments under the application (100% of such payments allocated to the Company) and/or based on alternative payment service revenue which results from utilization of the platform provided by the publisher which incentivizes end users to complete certain tasks in response to advertisements presented within the application (i.e. to purchase other applications on the publisher’s platform) (70% of such revenues allocated to the Company). The latter revenue source is shared with the publisher, who will be the exclusive provider of the service that incentivizes the site user completion described above starting from the date that the first application begins utilizing this service. This revenue is subject to a $50,000 recoupment (the “Recoupment Amount”) which would be withheld by the service provider in settlement of the $225,000 deposit or any marketing credits (as discussed below) that it provides to the Company. The Company is required to maintain exclusivity on the publisher’s platform for 24 months, plus any extension period. In addition, the Company can receive $50,000 in marketing credits, which may be used in lieu of other forms of payment and only for the promotion and distribution of the applications within the publisher's network. The Company records the revenue related to this contract evenly over the 24 month exclusivity period. The Company recognized revenue in the amounts of $0, $28,125, $0, $56,250  and $103,125 for the three months ended June 30, 2013and  June 30, 2012, the six months ended June 30, 2013 and June 30, 2012 and for the period January 17, 2011 (inception) through June 30, 2013, respectively.

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

In February 2012, in connection with the closing of the Andover Merger Agreement, the Company entered into an Employment Agreement with Craig dos Santos, the Company’s former Chief Executive Officer and Ascend’s current Chief Strategy Officer. The agreement is for two years and provides for him to be paid an annual salary of $225,000 in exchange for his services.

Also in February 2012, in connection with the closing of the Andover Merger Agreement, the Company entered into consulting agreements with Ironbound and Traction and Scale, LLC, an affiliate of Richard Hecker, the Company’s former Executive Vice President. Each consulting agreement was for two years and provided for the entities to be paid an annual consulting fee of $150,000 each.  In connection with the closing of the Kitara/NYPG Merger Agreement, these agreements were terminated.

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

During 2012, the Company entered into amended agreements with Infinitap whereby the remaining unpaid expenses related to the original agreement were rolled into the new agreement. The updated agreement called for the payment of $202,000 to be paid as the service provider reaches various milestones related to software development. As of June 30, 2013, all milestones related to the contract had been achieved.   In addition, the March 26, 2012 agreement called for a revenue sharing arrangement, whereby the Company was required to pay Infinitap eighteen percent (18%) of the revenues generated by the software (net of third party publisher operating fees) received by the Company. The Revenue Share was not payable unless and until the Company first receives $262,000 in revenues generated by the software (net of third party publisher operating fees).  On May 20, 2013, the Company terminated the agreement with Infinitap and agreed to pay Infinitap an aggregate of $5,000 and transfer to it the ownership of the non-game source code developed by Infinitap for the Company in full consideration of all amounts owed to Infinitap.

During December 2012, the Company entered into a license agreement with NGHT, LLC (“NGHT”) to provide the Company with software research and marketing services. In exchange for the services, upon execution of the agreement, $50,000 was due to NGHT and is recorded in accounts payable and accrued expenses in the balance sheet. The Company was also required to pay fees of $50,000 related the release of a game on the Android and iPhone platforms. As of March 31, 2013, $25,000 was due NGHT related to the release of a game on the iPhone platform and is recorded in accounts payable and accrued expenses in the balance sheet.  In addition, the Company was required to pay royalties of 10-12% to NGHT based on sales in excess of $1,000,000 during the term of the agreement. After the license agreement expires, the Company was required to pay 8% of net sales to NGHT. Additionally, the Company was required to make royalty payments of 20-35% related to advertising sales. On May 17, 2013, the Company entered into an amendment to the license agreement with NGHT.  Pursuant to the amendment, the Company paid NGHT an aggregate of $26,250 in full consideration of all amounts owed to NGHT.  Additionally, the royalty owed to NGHT was set at 10% of net sales received by the Company in excess of $262,500 on or after June 1, 2013. The terms of the agreement runs until the later of December 27, 2017 or the end of the game term subject to earlier termination by the parties under certain conditions (including the Company’s ability to achieve certain milestones in the game design).

The Company leases its office space pursuant to a month to month lease which requires monthly rental payments of $4,000. For the six months ended June 30, 2013, rent expense was approximately $18,615.  On June 15, 2013, the lease was terminated.

NOTE 8 – STOCKHOLDERS’ EQUITY

As of June 30, 2013, the Company had 51,206,700 shares outstanding.  The amount includes 38,195,025 shares issued to the owners of Andover Games prior to the merger between Andover Games and Ascend, 8,731,675 shares of Ascend outstanding as of the date of the merger and 4,000,000 shares issued pursuant to the Financing.  In addition, during June 2013, Ascend issued 180,000 shares of common stock to United Talent Agency (see Note 11) and 100,000 shares to a former consultant.  The Company recorded compensation expense of $56,000 related to these stock grants.

On July 1, 2013, in connection with the closing of the Kitara/NYPG Merger Agreement, Ascend sold an aggregate of 4,000,000 shares of common stock to Ironbound on a private placement basis, for an aggregate purchase price of $2,000,000, or $0.50 per share.  $300,000 of the purchase price for such shares was paid by Ironbound through the cancellation of the Secured Notes.

Also on July 1, 2013, as a condition to closing the Kitara/NYPG Merger Agreement, certain stockholders of the Company contributed an aggregate of 25,813,075 shares of Ascend’s common stock to Ascend for cancellation without the payment of any additional consideration.

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

NOTE 10 – STOCK OPTION PLAN

The following is a summary of employee and non-employee stock options outstanding as of June 30, 2013:

	Weighted-	Weighted
	Stock	Average	Average
	Options	Exercise Price	Contractual Life

Outstanding, January 1, 2013	770,000	$0.45
Granted	-
Exercised	-
Cancelled/forfeited	(557,500)	$0.37
Outstanding, June 30, 2013	212,500	$0.62	1.36
Exercisable, June 30, 2013	62,500	$0.30	0.21

As of June 30, 2013, there was a total of $4,703 of unrecognized compensation arrangements granted related to unvested options.  The cost is expected to be recognized through 2016.  The weighted average grant date fair value of options granted was $0.20, during 2012.  The aggregate intrinsic value of outstanding options was $0 as of June 30, 2013.

The Company accounts for all stock based compensation as an expense in the financial statements and associated costs are measured at the fair value of the award.  As a result, the Company’s net loss for the six months ended June 30, 2013 includes $64,645 of stock based compensation (including stock grants discussed in Note 8).

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

           The Company determined the fair value of the warrants utilizing the Black-Scholes model assuming a dividend rate of 0%, a forfeiture rate of 0%, a discount rate of .41%,  volatility of 61%, and a life of 3 years. The total value of the warrants was $45,694. The Company recognized compensation expense of $3,712 related to these warrants during the six months ended June 30, 2013.

           On June 11, 2013, the parties agreed to terminate this agreement and the warrants granted to UTA in exchange for the Company agreeing to issue UTA 180,000 shares of the Company's common stock.  The Company recorded an expense of $36,000 related to the stock issuance based on the stock price on the date of grant.

NOTE 12 – SUBSEQUENT EVENTS

On July 1, 2013, Ascend consummated the transactions contemplated by the Kitara/NYPG Merger Agreement.  Pursuant to the Kitara/NYPG Merger Agreement (as amended), (i) Merger Sub LLC merged with and into Kitara Media, with Kitara Media surviving the merger and becoming a wholly owned subsidiary of Ascend (“Kitara Media Merger”) and (ii) Merger Sub Inc. merged with and into NYPG, with NYPG surviving the merger and becoming a wholly owned subsidiary of Ascend (“NYPG Merger” and together with the Kitara Media Merger, the “Mergers”).

At the close of the Mergers, (i) the Kitara Signing Holder, holder of all of the outstanding membership units of Kitara Media, received an aggregate of 20,000,000 shares of Ascend’s common stock and (ii) the NYPG Signing Holder, holding all outstanding and issued shares of NYPG common stock, received (a) an aggregate of 10,000,000 shares of Ascend’s Common Stock and (b) two promissory notes (collectively, the “Closing Notes”), one in the amount of $100,000 being due and payable on January 1, 2014 and one in the amount of $200,000 being due and payable on January 1, 2023. Each of the Closing Notes accrues interest at a rate of 1% per annum, which will be due at the time the Closing Notes become due and payable.  This transaction is expected to be accounted for as a reverse merger.  As a result, it is expected that the financial statements of Kitara Media will become those of the registrant.

The stock price of the shares issued was $0.20 on the date of the merger.  Due to the timing of the merger, information is currently being compiled to fulfill certain disclosure requirements including the pro forma statements of operations and the assets and liabilities being acquired.  As a result, it was impracticable to include these disclosures in these condensed consolidated financial statements.

Kitara Media is an online video solutions provider that seeks to increase revenue to website publishers.  NYPG is a publisher of Adotas, a website and daily email newsletter.  The business of Ascend is now the business of Kitara Media and NYPG.

In connection with the closing of the Kitara/NYPG Merger Agreement, Ascend entered into employment agreements with each of Robert Regular, Chief Executive Officer of Kitara Media and NYPG and the NYPG Signing Holder, and Limor Regular, Chief Operating Officer of Kitara Media and NYPG (collectively, the “Executives”), for their respective appointments as Chief Executive Officer and Chief Operating Officer of Ascend.  Each of the employment agreements is for a 4-year term.

Pursuant to Mr. Regular’s employment agreement, he will receive a base salary of $350,000 per year and will be eligible to earn an annual performance bonus targeted to be approximately 50% of his base salary upon meeting performance objectives as defined from time to time. Mr. Regular also received an initial stock option grant of options to purchase 2,400,000 shares of Ascend’s common stock, such options exercisable at $0.20 per share and vesting on a quarterly basis throughout the 4-year term of the agreement.  The options have a contractual life of 5 years.

 Pursuant to Ms. Regular’s employment agreement, she will receive a base salary of $225,000 per year and will be eligible to earn an annual performance bonus targeted to be approximately 50% of her base salary upon meeting performance objectives as defined from time to time. Ms. Regular also received an initial stock option grant of options to purchase 500,000 shares of Ascend’s common stock, such options exercisable at $0.20 per share and vesting on a quarterly basis throughout the 4-year term of the agreement.  The options have a contractual life of 5 years.

On July 1, 2013 as a condition to closing the Kitara/NYPG Merger Agreement, Ascend entered into a registration rights agreement with the Signing Holders for the shares of Ascend’s common stock received in connection with the transaction.  Pursuant to the agreement, Ascend must, at its expense and upon the demand of the Signing Holders holding at least 30% of the shares issued in the transaction, use its reasonable best efforts to file a registration statement for such shares within 90 days (or 45 days if Ascend is eligible to file a registration statement on Form S-3) after it receives a written demand from such holders.  Subject to certain limitations, the agreement also provides the Signing Holders certain piggyback registration rights for underwritten public offerings that Ascend may effect for its own account or for the benefit of other selling stockholders.

 On July 1, 2013, Ascend sold an aggregate of 4,000,000 shares of common stock to Ironbound on a private placement basis.  See Note 8 for further information with respect to such issuance.

Also on July 1, 2013, certain stockholders of the Company contributed an aggregate of 25,813,075 shares of Ascend’s common stock to Ascend for cancellation without the payment of any additional consideration.  See Note 8 for further information with respect to such cancellation.

On July 1, 2013, Ascend repurchased an aggregate of 381,950 shares of common stock from a stockholder for $50,000.

Effective July 22, 2013, Lisa VanPatten was hired as Ascend’s Chief Financial Officer pursuant to an at-will employment agreement.  The employment agreement provides that Ms. VanPatten will receive a base salary of $160,000 and be eligible to receive a yearly bonus of $40,000 upon achievement of certain performance goals as to be mutually determined between Ascend and Ms. VanPatten.  Additionally, subject to board approval, Ms. VanPatten will be granted an option to purchase 500,000 shares of Ascend’s common stock at an exercise price equal to the closing price of Ascend’s common stock on the date of grant, such options to vest in equal installments commencing on the first anniversary of the option grant.  The options have a five year contractual life.
Item 2. Management’s Discussion and Analysis.

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

General

We were formed on December 5, 2005 as a Delaware corporation. From our inception in 2005 until February 29, 2012, when we completed a reverse merger transaction with Andover Games, LLC (“Andover Games”), we were a blank check company and did not engage in active business operations other than our search for, and evaluation of, potential business opportunities for acquisition or participation. On February 29, 2012, we completed the reverse merger of Andover Games pursuant to a Merger Agreement and Plan of Reorganization (the “Andover Merger Agreement”) with Ascend Merger Sub, LLC, a Delaware limited liability company and our former wholly-owned subsidiary, Andover Games and the former members of Andover Games, whereby Andover Games became our wholly-owned direct subsidiary. Accordingly, the financial statements of Andover Games became our financial statements.  Through June 30, 2013, our principal business was focused on developing mobile games for iPhone and Android platforms.

On June 12, 2013, we entered into a Merger Agreement and Plan of Reorganization (“Kitara/NYPG Merger Agreement”) with Kitara Media, LLC, a Delaware limited liability company (“Kitara Media”), New York Publishing Group, Inc., a Delaware corporation (“NYPG”), and all of the securityholders of Kitara Media and NYPG.  On July 1, 2013, we consummated the transactions contemplated by the Kitara/NYPG Merger Agreement.  In connection with the closing, the operations of Andover Games were discontinued and our operations are now entirely that of Kitara Media and NYPG.  Kitara Media is an online video solutions provider that seeks to increase revenue to website publishers.  NYPG is a publisher of Adotas, a website and daily email newsletter.

Results of Operations

Quarter Ended June 30, 2013 Compared to the Period Ended June 30, 2012

Revenue for the three months ended June 30, 2013 amounted to $0, while revenue for the three months ended June 30, 2012 amounted to $28,125, which is equal to three months of the deferred income from Andover Games’ contract with a service provider.  The Company incurred the following expenses during the three months ended June 30, 2013:  $118,873 administrative salaries, $27,640 in professional fees, and $108,006 related to other administrative costs.  For the three months ended June 30, 2012, the Company had incurred $72,472 in salaries, $306,225 in professional fees and $121,564 related to other administrative costs.

Six Months Ended June 30, 2013 Compared to the Period Ended June 30, 2012

Revenue for the six months ended June 30, 2013 amounted to $0, while revenue for the six months ended June 30, 2012 amounted to $56,250, which is equal to six months of the deferred income from Andover Games’ contract with a service provider.  The Company incurred the following expenses during the six months ended June 30, 2013:  $109,580 for salaries included in software development costs, $187,262 in administrative salaries, $198,097 in professional fees, $2,894 in filings with the Securities and Exchange Commission, $18,615 in rent, $45,042 in insurance expenses,$64,645 in stock compensation expense and $87,645 related to other administrative costs.  In addition, the Company recognized $374,214 as an impairment loss on software development costs that had been previously capitalized through December 31, 2012.  For the six months ended June 30, 2012, the Company incurred the following expenses: $94,347 in salaries, $452,500 in professional fees, $31,937 in filings with the Securities and Exchange Commission, $21,440 in rent expenses, $18,783 in insurance fees and $78,457 related to other administrative costs.

Liquidity and Capital Resources

As of June 30, 2013, we had total assets of $1,821 and a deficit in working capital of $477,744. We had minimal revenues and incurred substantial losses from inception to date. Based on our liquidity position, continued losses could result in our not having sufficient liquidity or minimum cash levels to operate its business.  As a result of the consummation of the Kitara/NYPG Merger Agreement on July 1, 2013, and the simultaneous capital raise of $2,000,000 on July 1, 2013, management believes that we have sufficient liquidity to meet our funding requirements through June 30, 2014.

Off-balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013. The evaluation was conducted under the supervision and with the participation of management, including our chief executive officer and our chief financial officer. Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including the chief executive officer, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of disclosure controls and procedures includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report that will be set forth in our Annual Report on Form 10-K.

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

Our chief executive officer and chief financial officer have concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management required by Rules 13a-15 and 15d-15 under the Exchange Act, that as of June 30, 2013, our disclosure controls and procedures were not effective due to control deficiencies in three areas that we believe should be considered material weaknesses. A material weakness is defined within the Public Company Accounting Oversight Board's Auditing Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses were as follows:

1)   We did not employ a full time Chief Financial Officer with the necessary skill set to prepare a complete set of financial statements and footnotes in accordance with generally accepted accounting principles. We have employed an external consultant to assist in preparing the financial statements and footnote disclosures, but the consultant is not involved in the day to day decision making to ensure that a complete presentation is made. Effective July 22, 2013, we have hired a full time Chief Financial Officer and believe this will remediate this material weakness.

2)   We did not sufficiently segregate duties over incompatible functions at our corporate headquarters. Our inability to sufficiently segregate duties is due to a small number of personnel at the corporate headquarters, which management expects to remedy in the near term.

3)   We do not currently have a system in place which links the tracking of software development time to the financial reporting system, which management expects to remedy.

Limitations on Effectiveness of Controls and Procedures

Our management, including our chief executive officer and chief financial officer, do not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

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

There have not been any changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our second fiscal quarter of 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.  Exhibits.

Exhibit No.	Description

10.1	Form of Secured Promissory Note.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Condensed consolidated financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2013, formatted in XBRL: (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Cash Flows and (iv) Notes to Unaudited Financial Statements, as blocks of text and in detail.*

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

ASCEND ACQUISITION CORP.

By:	/s/ Robert Regular
Robert Regular
Chief Executive Officer (Principal executive officer)

By:	/s/ Lisa VanPatten
Lisa VanPatten
Chief Financial Officer (Principal financial and accounting officer)

Date:  August 1, 2013