Form 10-Q
period 2013-09-30
KITARA MEDIA CORP.
filed 2013-11-14
CIK 1350773

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 000-51840

KITARA MEDIA CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-3881465
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

525 Washington Blvd.
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  61,156,969 shares of common stock as of November 12, 2013

KITARA MEDIA CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2013

TABLE OF CONTENTS

Part I. Financial Information
Item 1. Financial Statements
Condensed Consolidated Balance Sheets	F-1
Condensed Consolidated Statements of Operations	F-2
Condensed Consolidated Statements of Cash Flows	F-3
Notes to Unaudited Condensed Consolidated Financial Statements	F-4 to F-14
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	2
Item 4. Controls and Procedures	7
Part II. Other Information
Item 6. Exhibits	8
Signatures	10

Part I – FINANCIAL INFORMATION

Item 1 – Financial Statements

Kitara Media Corp. and Subsidiaries
Condensed Consolidated Balance Sheets
($ in thousands, except share and per share data)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$1,016	$0
Accounts receivable, net	5,716	7,595
Prepaid expenses	174	115
Other assets	0	5
TOTAL CURRENT ASSETS	6,906	7,715

Property and equipment, net	471	129
Restricted cash	127	124
Intangible assets	233	386
Goodwill	2,118	0

TOTAL ASSETS	9,855	8,354

CURRENT LIABILITIES
Cash overdraft	0	670
Accounts payable and accrued liabilities	1,721	2,649
Due to related party	1,073	343
Note payable stockholder, current	100	0
TOTAL CURRENT LIABILITIES	2,894	3,662

COMMITMENTS AND CONTINGENCIES
Deferred rent	11	20
Note payable stockholder, non-current	200	0
TOTAL LIABILITIES	3,105	3,682

STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value, authorized 300,000,000 shares, issued and outstanding 59,011,675 and 20,000,000, respectively	6	2
Additional paid-in capital	6,094	4,316
Retained Earnings	650	354

TOTAL STOCKHOLDERS' EQUITY	6,750	4,672

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,855	$8,354

See accompanying notes to condensed consolidated financial statements

Kitara Media Corp. and Subsidiaries
Condensed Consolidated Statements of Operations
($ in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenue	$6,586	$6,185	$17,013	$15,898
Cost of Revenue	4,339	4,874	11,720	12,881
Gross Profit	2,247	1,311	5,293	3,017

Operating Expenses
Compensation and Benefits	1,132	1,050	3,149	3,464
Related Party Expenses	96	70	250	302
Other Operating Expenses	717	217	1,235	906
Depreciation and Amortization	127	206	364	547
Total Operating Expense	2,072	1,543	4,998	5,219

Operating Income (Loss)	175	(232)	295	(2,202)
Other Income (Expense)	0	0	0	(5)
Net Income (Loss)	$175	$(232)	$295	$(2,207)

Net Income (Loss) per Common Share - Basic	$0.00	$(0.01)	$0.01	$(0.11)
Weighted-Average Number of shares outstanding - Basic	59,011,675	20,000,000	33,146,792	20,000,000
Net Income (Loss) per Common Share - Diluted	$0.00	$(0.01)	$0.01	$(0.11)
Weighted-Average Number of shares outstanding - Diluted	59,798,904	20,000,000	33,409,201	20,000,000

See accompanying notes to condensed consolidated financial statements

Kitara Media Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
($ in thousands)
(unaudited)

	Nine Months Ended September 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$295	$(2,207)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in)
operating activities
Depreciation and amortization	364	547
Stock compensation	34	0
Deferred rent amortization	(9)	(5)
Provisions for bad debt	81	(66)
Loss on disposal of property & equipment	58	0
Changes in Assets and Liabilities
Accounts receivable, net	1,828	(96)
Prepaid expenses	(59)	104
Other Assets	5	51
Accounts payable and accrued liabilities	(1,228)	(222)
Due to related parties	(176)	246
Net cash provided by/(used in) operating activities	1,193	(1,648)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(466)	(512)
Net cash (used in) investing activities	(466)	(512)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital (distributions) contributions from members	(699)	2,219
Proceeds from private placement, net	1,700	0
Repurchase of stock	(50)	0
Cash acquired in acquisition	8	0
Changes in cash overdraft from financial institution, net	(670)	(59)
Net cash provided by financing activities	289	2,160

Net increase in cash	1,016	0
Cash at beginning of period	0	0
Cash at end of period	$1,016	$0

Supplemental disclosure of non-cash financing activities:
Net assets acquired in connection with the acquisition of New York Publishing Group (see Note 10)	$2,000	$0

Accrued working capital adjustment related to the Kitara reverse acquisition	$904	$0
Conversion of promissory notes to equity	$300	$0

See accompanying notes to condensed consolidated financial statements

Kitara Media Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
($ in thousands, except share and per share data)
(unaudited)

1.   Organization and Description of Business

Kitara Media Corp (the “Company”) operates through two wholly owned subsidiaries, Kitara Media, LLC, a Delaware limited liability company (“Kitara Media”), and New York Publishing Group, Inc., a Delaware corporation (“NYPG”).  Kitara Media is an online video solutions provider that seeks to increase revenue to website publishers.  NYPG is a publisher of Adotas, a website and daily email newsletter.

The Company was formed on December 5, 2005 as a Delaware corporation. From the Company’s inception in 2005 until February 29, 2012, when it completed a reverse merger transaction with Andover Games, LLC (“Andover Games”), the Company was a blank check company and did not engage in active business operations other than its search for, and evaluation of, potential business opportunities. On February 29, 2012, the Company completed a reverse merger of Andover Games pursuant to a Merger Agreement and Plan of Reorganization with a wholly owned subsidiary of the Company, Andover Games and the former members of Andover Games, whereby Andover Games became the Company’s wholly-owned direct subsidiary. Accordingly, the financial statements of Andover Games became the Company’s financial statements.  Through June 30, 2013, the Company’s principal business was focused on developing mobile games for iPhone and Android platforms.

On June 12, 2013, the Company entered into a Merger Agreement and Plan of Reorganization (“Kitara/NYPG Merger Agreement”) with Ascend Merger Sub, LLC, a Delaware limited liability company and wholly owned subsidiary (“Merger Sub LLC”), Ascend Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary (“Merger Sub Inc.”), Kitara Media, NYPG, and those security holders of Kitara Media and NYPG executing the “Signing Holder Signature Page” thereto, which security holders held all of the outstanding membership interests of Kitara Media (the “Kitara Signing Holder”) and all of the outstanding shares of common stock of NYPG (the “NYPG Signing Holder” and together with the Kitara Signing Holder, the “Signing Holders”).  The Kitara/NYPG Merger Agreement contemplated the (i) merger of Merger Sub LLC with and into Kitara Media with Kitara Media surviving the merger and (ii) merger of Merger Sub Inc. with and into NYPG with NYPG surviving the merger (collectively, the “Mergers”).

On July 1, 2013, the Company consummated the transactions contemplated by the Kitara/NYPG Merger Agreement.  At the close of the Mergers, (i) the Kitara Signing Holder, holder of all of the outstanding membership units of Kitara Media, received an aggregate of 20,000,000 shares of the Company’s common stock and (ii) the NYPG Signing Holder, holder of all outstanding and issued shares of NYPG common stock, received (a) an aggregate of 10,000,000 shares of the Company’s common stock and (b) two promissory notes (collectively, the “Closing Notes”), one in the amount of $100 being due and payable on January 1, 2014 and one in the amount of $200 being due and payable on January 1, 2023 to replace the existing advances from stockholder of NYPG.  The terms of the agreement provided for an adjustment to the merger consideration between the Company and Kitara dependent on a calculation of Kitara Media’s Closing Working Capital, as defined in the Kitara/NYPG Merger Agreement.  The amount of this adjustment was determined to be $904 (See Note 11).  Each of the Closing Notes accrues interest at a rate of 1% per annum, which will be due at the time the Closing Notes become due and payable.  Also on July 1, 2013, as a condition to closing the Kitara/NYPG Merger Agreement, certain stockholders of the Company contributed an aggregate of 25,813,075 shares of common stock to the Company for cancellation without the payment of any additional consideration.  Also in connection with the consummation of the Kitara/NYPG Merger Agreement, the Company sold an aggregate of 4,000,000 shares of the Company Common Stock to Ironbound Partners Fund LLC, an affiliate of the Company’s then Interim Chief Financial Officer (“Ironbound”), on a private placement basis, for an aggregate purchase price of $2,000 or $0.50 per share, of which $300 was through the conversion of outstanding promissory notes held by Ironbound.  The issuance was made in reliance upon exemptions provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering and Regulation D promulgated thereunder.  In addition, the Company repurchased 381,950 shares from a stockholder simultaneously with the closing of the Mergers.  Prior to the closing, the operations of Andover Games were discontinued, the financial statements of Kitara Media became the Company’s financial statements and the Company’s operations became entirely that of Kitara Media and NYPG.

For accounting purposes, the acquisition will be treated as an acquisition of the Company by Kitara Media and as a recapitalization of Kitara Media as Kitara Media members held a large percent of the Company’s shares and exercise significant influence over the operating and financial policies of the consolidated entity and the Company was a non-operating public registrant prior to the transaction.  Pursuant to ASC 805-10-11 through 55-15, the merger or acquisition of a private operating company into a non-operating public registrant with nominal assets is considered a capital transaction in substance rather than a business combination.  As a result, the condensed consolidated balance sheet, statement of operations, and statement of cash flows of Kitara Media have been retroactively updated to reflect the recapitalization.  Additionally, the historical condensed consolidated financial statements of Kitara Media are now reflected as those of the Company.  For accounting purposes, the acquisition of NYPG by the Company will be treated as a business combination.

On August 19, 2013, the Company filed with the Secretary of State of the State of Delaware an amendment to its certificate of incorporation to change the Company’s name from “Ascend Acquisition Corp.” to “Kitara Media Corp.” to better reflect the Company’s operations following the Mergers.

2.   Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements and footnotes have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and applicable rules and regulations of the Securities and Exchange Commissions (the “SEC”) regarding unaudited interim financial information. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s Consolidated Balance Sheets, Statements of Operations, and Cash Flows for the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of the results of operations to be expected for the full year due to seasonal and other factors. Certain information and footnote disclosures normally included in the consolidated financial statements in accordance with US GAAP have been omitted in accordance with the rules and regulations of the SEC. Accordingly, these unaudited interim consolidated financial statements and footnotes should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto for the years ended December 31, 2011 and 2012 included in the Company’s Current Report on Form 8-K/A filing made with the SEC on September 16, 2013.

Principles of Consolidation

The unaudited interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated in the accompanying unaudited interim consolidated financial statements.

Use of Estimates

The Company consolidated financial statements are prepared in conformity with US GAAP, which requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and the accompanying notes. Actual results could differ materially from these estimates.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments with an original maturity at the date of purchase of three months or less to be cash equivalents.

Restricted Cash

Restricted cash at September 30, 2013 and December 31, 2012, represents two security deposits. One is to be maintained in the form of an unconditional, irrevocable letter of credit issued to the benefit of the landlord for the corporate office space the Company has leased.  The other is in the form of a deposit that will be held until the Company no longer occupies the office space for NYPG. The letter of credit is subjected to renewal annually until the lease expires.

Accounts Receivable

Accounts receivable are stated at gross invoice amount less an allowance for doubtful accounts and sales credits.

The Company estimates its allowance for doubtful accounts by evaluating specific accounts where information indicates the Company’s customers may have an inability to meet financial obligations, such as customer payment history, credit worthiness, and receivable amounts outstanding for an extended period beyond contractual terms.  The Company uses assumptions and judgment, based on the best available facts and circumstances, to record an allowance to reduce the receivable to the amount expected to be collected.  These allowances are re-evaluated and adjusted as additional information is received.

The allowance for doubtful accounts as of September 30, 2013 and December 31, 2012 was $101, and $243, respectively.

Property and Equipment

Property and equipment are stated at historical cost less accumulated depreciation and amortization.  Depreciation and amortization expense are computed using the straight-line method over the estimated useful lives of the assets, generally, three years for computer equipment and purchased software, three to five years for furniture and equipment, the shorter of the useful life and the term of the lease for leasehold improvements.

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. Long-lived assets and certain identifiable intangible assets with definite lives are reviewed for impairment in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360 “Property, Plant, and Equipment” whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows (undiscounted and without interest) expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  The Company uses an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability.

The Company follows the guidance of ASC Topic 350-40, “Internal-Use Software” and ASC Topic 985-20, “Costs of Software to be Sold, Leased or Marketed” in regards to the capitalization of software development costs.  The Company’s unamortized capitalized costs related software to be sold, leased or marketed  were $0 and $0 as of September 30, 2013 and December 31, 2012, respectively. The Company’s amortization of these capitalized software development costs for the three months ended September 30, 2013 and 2012 was $0 and $96, respectively. The Company’s amortization of these capitalized software development costs for the nine months ended September 30, 2013 and 2012 was $0 and $218, respectively. No impairment losses were recognized for the three and nine months ended September 30, 2013 and 2012.

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

Intangible Assets

The Company recorded intangible assets for its customer relationships and publisher relationships as a result of its acquisition by the Kitara Signing Holder, on August 31, 2010.  The Company also recorded intangible assets for the assets acquired from NYPG for its subscribers and website on July 1, 2013.

For intangible assets with definite useful lives, the Company amortizes the cost over the estimated useful lives and assesses any impairment by estimating the future cash flow from the associated asset in accordance with ASC Topic 350.  The Company reviews annually the useful life of its intangible assets.  No impairment losses were recognized for the three and nine months ended September 30, 2013 and 2012.

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 605, “Revenue Recognition.” Accordingly, the Company recognizes revenue when the following criteria have been met: persuasive evidence of an arrangement exists, no significant Company obligations remain, collection of the related receivable is reasonably assured and the amounts are fixed and determinable.

The Company’s revenues are recognized in the period that the actions occur or when services are provided and the criteria of ASC Topic 605 are met.  Additionally, consistent with the provisions of ASC Topic 605-45, “Principle Agent Considerations,” (“ASC Topic 605-45”), the Company’s revenues are recorded on a gross basis and publisher expenses that are directly related to a revenue-generating event are recorded as a component of cost of revenues.

Prepayments and amounts on deposit from customers are recorded as an advertiser deposit liability and are included in either accounts payable and accrued liabilities or accounts receivable, net, in the accompanying consolidated balance sheets.

Cost of Revenues

Cost of revenues consists of payments to publishers that are directly related to a revenue-generating event, potential sales leads and for advertisements displayed on their sites.  The Company becomes obligated to make payments to publishers in the period the actions or lead-based information are delivered or occur.  The Company also purchases key words on search engines in order to direct consumers to its websites.

Other Operating Expenses

Other operating expenses include sales and marketing expenses, technology expenses, bad debt expenses, insurance, administrative expenses and other general overhead costs.  Sales and marketing expenses consist primarily of travel, trade show and marketing material costs and are charged to operations during the year in which they are incurred.   Technology expenses include costs associated with the maintenance of the Company’s technology platforms, as well as costs for contracted services and supplies.

Concentration of Credit Risk and Significant Customers

The Company's largest customers accounted for approximately 68% (three customers) and 27% (two customers) of the Company's revenues for the three months ended September 30, 2013 and 2012, respectively, and approximately 71% and 13% of accounts receivable as of September 30, 2013 and 2012, respectively, and 42% (two customers) and 54% (four customers) of the Company's revenue for the nine months ended September 30, 2013 and 2012, respectively, and approximately 49% and 42% of accounts receivable as of September 30, 2013 and 2012, respectively.  The Company's largest vendors accounted for approximately 50% (one vendor) and 46% (two vendors) of the Company's cost of revenues for the three months ended September 30, 2013 and 2012, respectively and approximately 40% and 1% of the related accounts payable as of September 30, 2013 and 2012, respectively, and 44% (two vendors) and 42% (two vendors) of the Company's cost of revenues for the nine months ended September 30, 2013 and 2012, respectively, and approximately 40% and 1% of the related accounts payable as of September 30, 2013 and 2012, respectively.

Kitara Media operates in a free market bid-based environment.  Customer concentration is a reflection of obtaining the highest bid.

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and accounts receivable.  Cash is deposited with a limited number of financial institutions.  The balances held at any one financial institution may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits.  Accounts are insured by the FDIC up to $250. In August 2011, the FDIC announced a temporary unlimited coverage for noninterest-bearing transaction accounts from December 31, 2010 through December 31, 2012.  As of September 30, 2013, the Company held cash balances in excess of federally insured limits.

Credit is extended to customers based on an evaluation of their financial condition and other factors.  The Company generally does not require collateral or other security to support accounts receivable.  The Company performs ongoing credit evaluations of its customers and maintains an allowance for doubtful accounts and sales credits.

Business Combination

For a business combination, the assets acquired, the liabilities assumed and any non-controlling interest in the acquiree are recognized at the acquisition date, measured at their fair values as of that date. In a business combination achieved in stages, the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, are recognized at the full amounts of their fair values. In a bargain purchase in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any non-controlling interest in the acquiree, that excess in earnings are recognized as a gain attributable to the Company.

Deferred tax liability and asset were recognized for the deferred tax consequences of differences between the tax bases and the recognized values of assets acquired and liabilities assumed in a business combination in accordance with Accounting Standards Codification (“ASC”) Topic 740-10.

Fair Value of Financial Instruments

ASC Topic 825 “Financial Instruments” requires that fair value be disclosed for the Company’s financial instruments.  The Company’s financial instruments, including cash, accounts receivable, other receivables, accounts payable and accrued liabilities are carried at historical cost basis.  At September 30, 2013 and December 31, 2012, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

Income Taxes

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement, and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company estimates the degree to which tax assets and credit carry forwards will result in a benefit based on expected profitability by tax jurisdiction.

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

Net earnings per share

Basic net earnings per common share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options. The computation of diluted earnings per share excludes those with an exercise price in excess of the average market price of the Company’s common shares during the periods presented.

The computation of diluted earnings per share excludes outstanding options in periods where the exercise of such options would be anti-dilutive. For the three months ended September 30, 2013 and 2012 there were 2,425,000 and 150,000 options, respectively, excluded from the computation of earnings per share because they were anti-dilutive. For the nine months ended September 30, 2013 and 2012 there were 2,425,000 and 150,000 options, respectively, excluded from the computation of earnings per share because they were anti-dilutive.

The reconciliation of the weighted average number of shares of Common Stock used in the calculation of basic and diluted earnings per common share for the three and nine months ended September 30, 2013 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Weighted average number of shares outstanding	59,011,675	20,000,000	33,146,792	20,000,000
Effect of dilutive securities, common share equivalents	787,229	0	262,409	0
Weighted average number of shares outstanding, used for computing diluted earning per share	59,798,904	20,000,000	33,409,201	20,000,000

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

The Company has evaluated events that occurred subsequent to September 30, 2013 through the date these financial statements were issued.  Management has concluded that no additional subsequent events required disclosure in these financial statements other than those identified in Note 11.

3.   Intangibles

Intangible assets consisted of the value received for advertisers and publishers that Kitara Media had at the time they were acquired by the Kitara Signing Holder.  The period of benefit of having these advertisers and publishers was determined to be 3 years.  Intangible assets also consist of the value received in the acquisition of NYPG for its website and subscribers.  The period of benefit for the subscribers was determined to be 7 years and 3 years for the website.

	As of September 30, 2013	As of December 31, 2012
Publisher relationships	$695	$695
Advertiser relationships	463	463
Subscribers	118	0
Website	25	0
Total Intangible Asset	1,301	1,158
Less: Accumulated Amortization	(1,068)	(772)
Net	$233	$386

Amortization expense related to intangible assets was approximately $103 and $97 for the three months ended September 30, 2013 and 2012, respectively. Amortization expense related to intangible assets was approximately $296 and $290 for the nine months ended September 30, 2013 and 2012, respectively.  The estimated future amortization related to publishers and advertisers for 2013 is expected to be $97 upon which the assets will be fully amortized.  The website and subscribers is expected to be $6 for the remainder of 2013 and $25 for 2014 and 2015 decreasing to $21 for 2016 and then $17 per year beginning with 2017 to 2019 with $8 in 2020 upon which the asset will be fully amortized.

4.   Commitments and Contingencies

On July 1, 2013 in connection with the Mergers, the Company entered into employment agreements with each of Robert Regular and Limor Regular for their respective appointments as Chief Executive Officer and Chief Operating Officer of the Company.  Each of the employment agreements is for a 4-year term.  Pursuant to Mr. Regular’s employment agreement, he will receive a base salary of $350 per year and will be eligible to earn an annual performance bonus targeted to be approximately 50% of his base salary upon meeting performance objectives as defined from time to time.  Mr. Regular also received an initial stock option grant to purchase 2,400,000 shares of the Company’s common stock.

Pursuant to Ms. Regular’s employment agreement, she will receive a base salary of $225 per year and will be eligible to earn an annual performance bonus targeted to be approximately 50% of her base salary upon meeting performance objectives as defined from time to time. Ms. Regular also received an initial stock option grant to purchase 500,000 shares of Company’s common stock.

On July 22, 2013, the Company appointed Lisa VanPatten as its Chief Financial Officer, replacing Jonathan Ledecky who had been serving as the Company’s Interim Chief Financial Officer.  On August 19, 2013, the Company entered into an employment agreement with Ms. VanPatten.  She will receive a base salary of $160 per year and will be eligible to earn an annual performance bonus targeted to be $40 if certain performance objectives are met.  Ms. VanPatten was also granted options to purchase 500,000 shares of the Company’s common stock.

5.   Shareholders Equity

The Company has 59,011,675 shares outstanding as of September 30, 2013.  In connections with the Mergers, Kitara Media became the acquirer for accounting purposes and as such the 20,000,000 shares issued to the Kitara Signing Holder are considered outstanding as of the earliest period presented.  On July 1, 2013, in conjunction with the Mergers, the Company issued 10,000,000 shares to acquire NYPG, 4,000,000 shares in private equity raise and 25,011,675 remained with the prior shareholders of the Company

6.   Issuance of Stock Options

On July 1, 2013, as part of their employment agreements, the Company granted Mr. Regular, options to purchase 2,400,000 shares at an exercise price of $0.20 which are exercisable until June 30, 2018.  Also as part of their employment agreements, the Company granted Limor Regular, options to purchase 500,000 shares at an exercise price of $0.20 which are exercisable until June 30, 2018.  Both option grants vest on a quarterly basis.

On August 1, 2013, the Company granted various employees options to purchase an aggregate of 2,075,000 shares at an exercise price of $0.50 which have various vesting schedules and are exercisable until July 31, 2018.

On September 2, 2013, the Company granted various employees options to purchase an aggregate of 200,000 shares at an exercise price of $0.70 which have various vesting schedules and are exercisable until September 1, 2018.

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (Years)	Value
Outstanding at December 31, 2012	150,000	0.75
Granted	5,175,000	0.34
Exercised	0	0
Forfeited, expired or cancelled	0	0
Outstanding at September 30, 2013	5,325,000	0.34	4.84	2,124
Exercisable at September 30, 2013	0	0

As of September 30, 2013, there was a total of $695 of unrecognized compensation arrangements granted related to unvested options.  The cost is expected to be recognized through 2017.  The weighted average grant date fair value of options granted was $0.14 during 2013.

The Company accounts for all stock based compensation as an expense in the financial statements and associated costs are measured at the fair value of the award.  For the three months and nine months ended September 30, 2013 the stock based compensation expense was $34.

The Black Scholes method option pricing model was used to estimate fair value as of the date of grants during 2013 using the following range of assumptions:

	Nine Months Ended
	September 30,
	2013	2012
Risk-Free rate	1.39% - 1.68%	0
Expected life (in years)	3.75	0
Dividend Yield	0	0
Expected Volatility	54%	0

7.   Income Taxes

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

8.   Issuance of Promissory Notes

On July 1, 2013, the Company, Kitara Media, and NYPG amended the Kitara/NYPG Merger Agreement to amend the merger consideration being paid to the NYPG Signing Holder.  The Kitara/NYPG Merger Agreement previously provided that  the revenue generated by NYPG, arising solely from the current operations of NYPG, from the closing of the transaction through December 31, 2013 would be paid to the NYPG Signing Holder.  The amendment removed the right of the NYPG Signing Holder to receive the NYPG revenue and in its place called for the Company to issue two promissory notes, which also replaced the accumulated shareholder loans that the Signing Holder had made throughout the history of NYPG.  The first note is for $100 with an annual interest rate of 1% that matures on January 1, 2014.  The second note is for $200 with an annual interest rate of 1% that matures on January 1, 2023.  Each of the notes will accrue interest and will be due at the time the notes become due and payable.

9.   Related Party Transactions

The Company received various accounting, human resource and information technology services from the Kitara Signing Holder, a significant shareholder of the Company.  For the three and nine months ended September 30, 2013 and 2012, the Company recorded management fees for services performed by the Kitara Signing Holder on behalf of the Company of $96, $70 and $250 and $302, respectively.  As part of the Kitara/NYPG Merger Agreement, the Company was required to pay the Kitara Signing Holder cash equal to the amount of Kitara’s working capital at closing that exceeded $2,500.  The Kitara Signing Holder and the Company have agreed to a working capital adjustment of $904.  The total liability at the nine months ended September 30, 2013 and 2012 was $1,073 and $343, respectively. (See note 11).

10.   Acquisition

On July 1, 2013, the Company consummated the Kitara/NYPG Merger Agreement to acquire Kitara Media and  NYPG. The Company issued 10,000,000 shares of its Common Stock to purchase all the outstanding shares of the capital stock for NYPG for an aggregate purchase  price of $2,000.

The Company allocated the total purchase price to the assets and liabilities based on their respective fair values.  The following table summarizes the final purchase price allocation of the acquisition of NYPG.  The excess of the purchase price over the fair value of the net assets acquired of $2,118 was recorded as goodwill.

Amount
Cash	$6
Accounts Receivable	28
Property and Equipment	2
Intangible Assets-Subscriber & Website	143
Goodwill	2,118
Security Deposit	3
Promissory Notes Payable	(300)
Purchase Price	$2,000

The following unaudited pro forma consolidated results of operations for NYPG and the Company for the three months and nine months ended September 30, 2013 and 2012, presents the operation of NYPG and the Company/Kitara  as if the acquisition of  NYPG occurred on January 1, 2013 and 2012.  The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisition been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$6,586	$6,392	$17,228	$16,274
Net Income (Loss)	$175	$(136)	$(89)	$(2,119)

Net Income (Loss) per Common Share - Basic	$0.00	$(0.01)	$0.00	$(0.11)
Weighted-Average Number of shares outstanding - Basic	59,011,675	20,000,000	33,146,792	20,000,000
Net Income (Loss) per Common Share - Diluted	$0.00	$(0.01)	$0.00	$(0.11)
Weighted-Average Number of shares outstanding - Diluted	59,798,904	20,000,000	33,146,792	20,000,000

11.   Subsequent Events

On October 21, 2013, the Company issued 2,145,294 of common stock to settle two liabilities with the Kitara Signing Holder.  Pursuant to the Kitara/NYPG Merger Agreement, the Company originally agreed to pay the Kitara Signing Holder cash equal to the amount by which Kitara’s working capital at closing (as finally determined in accordance with the Kitara/NYPG Merger Agreement) exceeded $2,500 (the “Closing Working Capital Adjustment”).  The Kitara Signing Holder and the Company determined that the Closing Working Capital Adjustment was $904.  The Company also owed the Kitara Signing Holder an aggregate of $169 for services provided by the Kitara Signing Holder to the Company since the closing of the Mergers. These two debts were settled via the equity issue.

On November 1, 2013, Kitara Media secured a three-year $5,000 credit facility with Wells Fargo Bank, National Association.  The line may be increased to $10,000 at Kitara Media’s option on or prior to April 30, 2015 in two equal tranches of $2,500 each.  The interest rate on the credit facility is Libor plus 4.25% with a minimum interest charge of $10 per month.  Various fees are payable to the Lender from time to time, including origination fees and unused line fees.

The credit facility contains various financial covenants including the requirement that earnings before interest, taxes, depreciation and amortization be at certain minimum levels for various periods through December 31, 2014.  Other financial covenants are that the Company maintain minimum liquidity (as defined in the credit facility) of $1,000 and make no more than $100 in capital expenditures in any fiscal year, other than capitalized software development costs (as defined in the credit facility), which may not be in excess of $1,000 in any fiscal year.  Amounts due under the credit agreement are secured by a continuing security interest in substantially all of Kitara’s assets and also pledges by the company of  its ownership interests in its other wholly-owned subsidiaries, NYPG and Andover Games, LLC. Outstanding advances under the Credit Agreement may not at any time exceed a Borrowing Base (as defined below) less amounts outstanding under letters of credit.  The Borrowing Base is equal to 85% of eligible accounts receivable  plus  the lesser of 75% of eligible unbilled accounts receivable or $500,000  less  reserves established by Lender from time to time  less $500,000.  Kitara Media shall maintain at all times minimum excess availability of not less than $500,000.  The credit line terminates on November 1, 2016, at which time all amounts outstanding must be paid.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
($ in thousands, except share and per share data)

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

Overview

Kitara Media Corp., formerly known as Ascend Acquistion Corp. (the “Company” or “we,” “us” or “our”) operates through two wholly owned subsidiaries, Kitara Media, LLC, a Delaware limited liability company (“Kitara Media”), and New York Publishing Group, Inc., a Delaware corporation (“NYPG”).  Kitara Media is an online video solutions provider that seeks to increase revenue to website publishers.  NYPG is a publisher of Adotas, a website and daily email newsletter.

The Company was formed on December 5, 2005 as a Delaware corporation. From the Company’s inception in 2005 until February 29, 2012, when we completed a reverse merger transaction with Andover Games, LLC (“Andover Games”), we were a blank check company and did not engage in active business operations other than our search for, and evaluation of, potential business opportunities. On February 29, 2012, the Company completed a reverse merger of Andover Games pursuant to a Merger Agreement and Plan of Reorganization with a wholly owned subsidiary of ours, Andover Games and the former members of Andover Games, whereby Andover Games became our wholly-owned direct subsidiary. Accordingly, the financial statements of Andover Games became our financial statements.  The Company’s principal business was focused on developing mobile games for iPhone and Android platforms.  However, during the second quarter of 2013, the operations of Andover Games were discontinued.

On June 12, 2013, the Company entered into a Merger Agreement and Plan of Reorganization (“Kitara/NYPG Merger Agreement”) with Ascend Merger Sub, LLC, a Delaware limited liability company and our wholly owned subsidiary (“Merger Sub LLC”), Ascend Merger Sub, Inc., a Delaware corporation and our wholly owned subsidiary (“Merger Sub Inc.”), Kitara Media, NYPG, and those security holders of Kitara Media and NYPG executing the “Signing Holder Signature Page” thereto, which security holders held all of the outstanding membership interests of Kitara Media (the “Kitara Signing Holder”) and all of the outstanding shares of common stock of NYPG (the “NYPG Signing Holder” and together with the Kitara Signing Holder, the “Signing Holders”).  On July 1, 2013, the Company consummated the transactions contemplated by the Kitara/NYPG Merger Agreement.   The financial statements of Kitara Media became our financial statements and our operations became entirely that of Kitara Media and NYPG.

On August 19, 2013, the Company filed with the Secretary of State of the State of Delaware an amendment to our certificate of incorporation to change our name from “Ascend Acquisition Corp.” to “Kitara Media Corp.” to better reflect our current operations following the transactions contemplated by the Kitara/NYPG Merger Agreement.

Recent Developments

As described above, on July 1, 2013, the Company completed the transactions contemplated by the Kitara/NYPG Merger Agreement and, pursuant thereto, (i) Merger Sub LLC merged with and into Kitara Media, with Kitara Media surviving the merger and becoming our wholly owned subsidiary (“Kitara Media Merger”) and (ii) Merger Sub Inc. merged with and into NYPG, with NYPG surviving the merger and becoming our wholly owned subsidiary (“NYPG Merger” and together with the Kitara Media Merger, the “Mergers”).

At the close of the Mergers, the Kitara Signing Holder received an aggregate of 20,000,000 shares of our common stock and the NYPG Signing Holder received (i) an aggregate of 10,000,000 shares of our common stock and (ii) two promissory notes (collectively, the “Closing Notes”), one in the amount of $100 being due and payable on January 1, 2014 and one in the amount of $200 being due and payable on January 1, 2023. Each of the Closing Notes will accrue interest at a rate of 1% per annum, which will be due at the time the Closing Notes become due and payable.

On July 1, 2013, as a condition to closing the Mergers, certain of our stockholders contributed an aggregate of 25,813,075 shares of common stock for cancellation and we issued an aggregate of 4,000,000 shares of common stock in a private placement to Ironbound Partners Fund, LLC (“Ironbound”), an affiliate of Jonathan J. Ledecky, our non-executive Chairman of the Board.

In connection with the closing of the Mergers, Richard Hecker resigned from our Board of Directors and Robert Regular, Chief Executive Officer of Kitara Media and NYPG and the NYPG Signing Holder, and Sam Humphreys, Chairman of the Kitara Signing Holder, were appointed to the Board. Additionally, Craig dos Santos stepped down as our Chief Executive Officer and became our Chief Strategy Officer. Mr. Regular replaced Mr. dos Santos as Chief Executive Officer. Limor Regular, Chief Operating Officer of Kitara Media and NYPG, was also appointed as our Chief Operating Officer.

On July 22, 2013, the Company appointed Lisa VanPatten as our Chief Financial Officer.  Ms. VanPatten replaces Jonathan Ledecky who had been serving as our Interim Chief Financial Officer.  Mr. Ledecky remains as our non-executive Chairman of the Board.  Ms. VanPatten has twenty-five years of professional accounting, finance and management experience.

On November 1, 2013, Kitara Media secured a three-year $5,000 credit facility with Wells Fargo Bank, National Association.  The line may be increased to $10,000 at Kitara Media’s option on or prior to April 30, 2015 in two equal tranches of $2,500 each.

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$6,586	$6,185	$17,013	$15,898
Cost of Revenue	4,339	4,874	11,720	12,881
Gross Profit	2,247	1,311	5,293	3,017

Operating Expenses
Compensation and Benefits	1,132	1,050	3,149	3,464
Related Party Expenses	96	70	250	302
Other Operating Expenses	717	217	1,235	906
Depreciation and Amortization	127	206	364	547
Total Operating Expense	2,072	1,543	4,998	5,219

Operating Income (Loss)	175	(232)	295	(2,202)
Other Income (Expense)	0	0	0	(5)
Net Income (Loss)	$175	$(232)	$295	$(2,207)

EBITDA (non-GAAP measure)	302	(26)	659	(1,660)

Net Income (Loss)	175	(232)	295	(2,207)
Depreciation and Amortization	127	206	364	547
EBITDA (non-GAAP measure)	$302	$(26)	$659	$(1,660)

Revenue and Gross Margin

Consolidated revenue for the three months ended September 30, 2013 increased by $401, or 6%, to $6,586 as compared to $6,185 for the three months ended September 30, 2012. Consolidated revenue for the nine months ended September 30, 2013 increased by $1,115 or 7%, to $17,013 as compared to $15,898 for the nine months ended September 30, 2012. The growth in revenue was primarily due to an increase of video revenue as compared to banner revenue.  For the three months ended September 30, 2013 video ad revenue increased by 39% to 77% of total revenue as compared to the three months ended September 30, 2012 of only 38%.  For the nine months ended September 30, 2013 video ad revenue increased by 31% to 61% of our total revenue as compared to the nine months ended September 30, 2012 of only 30%.

Consolidated margins for the three months ended September 30, 2013 increased by $936 or 71% to $2,247 as compared to $1,311 for the three months ended September 30, 2012.  Consolidated margins for the nine months ended September 30, 2013 increased by $2,276 or 75% to $5,293 as compared to $3,017 for the nine months ended September 30, 2012.  The increase in margin was due to the decrease in banner ad revenue and increase in video ad revenue which has a higher CPM (“Cost per thousand”) value compared with banner ad units.

Over the year the Company has developed its own proprietary video content and ad delivery solution called PROPEL +.  This technology can leverage campaign performance data for optimization and delivery, and is directly integrated with many video advertising partners. PROPEL+ is an innovative video solution that combines efficient delivery and optimization into one video platform to deliver strong engagement for advertisers and high revenues for publishers, as well as improve user experience. Powered by real time data input, PROPEL+ optimizes up to 30 video advertising sources to select the right advertising source at the right time for the right user.

PROPEL + is a technology we’ve developed internally that has given us the ability to grow video ad revenues and increase margins. The platform was developed to automate optimization and operational process and has allowed for scalability of video ad delivery. In addition, the platform’s strong analytical tools has allowed the Company to react in real time to campaign trends which will maximize gross margins.

Compensation and Benefits

Compensation and Benefits for the three months ended September 30, 2013 increased by $82, or 8%, to $1,132 as compared to $1,050 for the three months ended September 30, 2012. Compensation and benefits for the nine months ended September 30, 2013 decreased by $315 or -9%, to $3,149 as compared to $3,464 for the nine months ended September 30, 2012.  The increase for the three months ended September 30, 2013 was primarily due to stock compensation that the Company did not incur the previous year, higher accrued vacation, recruiting, and lower software capitalization, slightly offset by lower commission expense.  The decrease for the nine months ended September 30, 2013 was primarily due to a decrease in staff and all related expenses.   The headcount reduction was primarily in operations and engineering.  The Company owns and operates web sites in the gaming vertical.   Once the website matured and only required maintenance, less people were needed in engineering.  Also since the video player was deployed, the efficiencies gained required less people in operations who previously did very manual work.

Other operating costs and related party expenses

Other operating costs and related party expense for the three months ended September 30, 2013 increased by $526, or 183%, to $813 as compared to $287 for the three months ended September 30, 2012. Other operating costs and  related party expense for the nine months ended September 30, 2013 increased by $277 or 23%, to $1,485 as compared to $1,208 for the nine months ended September 30, 2012.  The increase for the three months is primarily due to costs related to the merger which is approximately $148. Operation charges as it relates to the Company’s content delivery network (CDN) system which is used to deliver video and are new charges in 2013 was approximately $115. Consulting charges that relate to software development that was not capitalizable was approximately $58 and an effort to write off various customer balances from our accounts receivable that were deemed uncollectable was approximately $110.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended September 30, 2013 decreased by $79, or -38%, to $127 as compared to $206 for the three months ended September 30, 2012. Depreciation and amortization expense for the nine months ended September 30, 2013 decreased by $183 or -33%, to $364 as compared to $547 for the nine months ended September 30, 2012.  The decrease in depreciation expense is due to assets reaching their maturity.

EBITDA (non-GAAP measure)

EBITDA, a non-GAAP measure, for the three months ended September 30, 2013 increased by $328, or 1,262%, to $302 as compared to -$26 for the three months ended September 30, 2012. EBITDA for the nine months ended September 30, 2013 increased by $2,319 or 140%, to $659 as compared to -$1,660 for the nine months ended September 30, 2012.  Overall the increase in EBITDA was due to higher sales with significant improvements to margins.  As explained above in Results of Operations: Revenue and Margin, the increase in video ad revenue which can command a higher price is why margins improved.  Management reviews EBITDA on a monthly basis as it is a key business indicator and metric that is used internally and as a comparison to others in our industry who also report EBITDA.

Liquidity and Capital Resources

Net cash provided by (used) in operating activities

Net cash provided by operating activities was $1,193 for the nine months ended September 30, 2013, compared to ($1,648) used for the nine months ended September 30, 2013.  The increase in cash was primarily due to the company achieving a profit of $295 for the nine months ended September 30, 2013 compared to a net loss of ($2,207) for the nine months ended September 30, 2012.  This was a net increase in profits of $2,502.  The increase in profits was driven by higher sales, better margins and lower operating costs (See “Results of Operations – Other operating costs & related party expenses”).  In addition to an increase in profits, the company had a material increase in the collection of accounts receivables.  During 2012 the Company had established stronger credit checks and increased its collection efforts by contacting late payers as soon as they’ve exceeded their terms.  The full benefit of the improvements to the company’s credit policy and collection efforts has resulted in better management of accounts receivable balances.

The decrease in cash for the nine months ending September 30, 2012 was primarily due to a net loss of ($2,207).  The Company had undergone a strategy change in 2012 as it redeployed its resources to develop the technology for video ads and gain customers in the video ad space while at the same time maintaining its sales and support of banner advertisement.

Net cash used in investing activities

Net cash used in investing activities was $466 for the nine months ended September 30, 2013, compared to $512 for the nine months ended September 30, 2012.  The cash used in both periods were primarily for software development for internal use.  In 2013 the Company’s main project was the development of it’s PROPEL + player which is an ad delivery solution.  In 2012 the Company primarily focused on developing various games that were run on owned and operated websites that also delivered banner and video ads.

Net cash provided by in financing activities

Net cash provided by financing activities was $289 for the nine months ended September 30, 2013, compared to $2,160 provided by financing for the nine months ended September 30, 2012.  Due to the loss and cash needs in 2012, the company had a large capital contribution of $2,219 to cover the loss and working capital constraints.  In 2013 however, the company generated cash through its increase in profits and improvements to working capital and was able to distribute back to its members $699.  The Company also raised $2,000 in a private placement in conjunction with the Merger but only received $1,700 in cash as $300 was used for the conversion of a previous bridge loan.  This raise was done in order to provide liquidity for the Merger transaction and future working capital needs.  The company also had a $670 increase in its cash overdraft from financial institutions.

As part of our financial strategy, Kitara Media recently established a credit facility with Wells Fargo Bank.  The amount of the credit line is $5,000 initially with an option to increase to $10,000 on April 30, 2015 in two equal tranches of $2,500 each.  The interest rate on the credit facility is Libor plus 4.25% with a minimum interest charge of $10 per month.  There are various financial and other covenants in the credit agreement that we must continue to satisfy in order to be compliant with the credit facility.  Further details can be found in the unaudited financial statements under the section titled “Subsequent Events”.  The ability to borrow against our accounts receivable will give us greater flexibility to grow the business by providing additional liquidity and relieving the pressure we currently have in working capital.  Management believes cash and the ability to borrow are sufficient to maintain operations for a minimum of twelve months.

Off-balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013. The evaluation was conducted under the supervision and with the participation of management, including our chief executive officer and our chief financial officer. Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including the chief executive officer, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of disclosure controls and procedures includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report that will be set forth in our Annual Report on Form 10-K.

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

Our chief executive officer and chief financial officer have concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management required by Rules 13a-15 and 15d-15 under the Exchange Act, that as of September 30, 2013, our disclosure controls and procedures were not effective due to a control deficiency in one area that we believe should be considered a material weakness. A material weakness is defined within the Public Company Accounting Oversight Board's Auditing Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness was as follows:

1.	Segregation of duties: We did not maintain sufficient segregation of duties to ensure the review process related to significant and non-routine transactions in the financial reporting process.

The Company is evaluating this weakness to determine how to remedy.

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

As described above, the Company was previously a blank check company, and upon consummation of the reverse merger, the Company’s legacy ICFR was supplanted by those of Kitara Media, LLC and subsidiaries prior to the reverse merger. Kitara Media, LLC and subsidiaries were private companies which only had to maintain ICFR for a limited number of activities. Accordingly, as a result of the reverse merger, all of the ICFR during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s ICFR have changed, and the controls, processes and systems in place at the Company prior to the reverse merger should no longer be relied upon.

PART II - OTHER INFORMATION

Item 6.  Exhibits.

Exhibit No.	Description

2.2
Amendment No. 1 to Merger Agreement and Plan of Reorganization, dated as of July 1, 2013, among the Company, Ascend Merger Sub, LLC, Ascend Merger Sub, Inc., Kitara Media, LLC, New York Publishing Group, Inc. and the signing holders listed on the “Signing Holder Signature Page” thereto (incorporated by reference to Exhibit 2.2 included in the Company’s Current Report on Form 8-K filed with the SEC on July 5, 2013)

3.1
Certificate of Amendment of the Certificate of Incorporation filed on August 19, 2013 (incorporated by reference to Appendix A of the Company’s Information Statement on Schedule 14C filed on July 26, 2013)

10.1
Registration Rights Agreement, dated as of July 1, 2013, by and among the Company, Selling Source, LLC and Robert Regular (incorporated by reference to Exhibit 10.1 included in the Company’s Current Report on Form 8-K filed with the SEC on July 5, 2013)

10.2
Escrow Agreement, dated as of July 1, 2013, by and among the Company, the representatives of the former sole Member of Kitara Media, LLC and the former sole stockholder of New York Publishing Group, Inc., the committee representing the interests of the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 included in the Company’s Current Report on Form 8-K filed with the SEC on July 5, 2013)

10.3	Form of Lockup (incorporated by reference to Exhibit 10.3 included in the Company’s Current Report on Form 8-K filed with the SEC on July 5, 2013)

10.4	Employment Agreement by and between the Company and Robert Regular (incorporated by reference to Exhibit 10.4 included in the Company’s Current Report on Form 8-K filed with the SEC on July 5, 2013)

10.5	Employment Agreement by and between the Company and Limor Regular (incorporated by reference to Exhibit 10.5 included in the Company’s Current Report on Form 8-K filed with the SEC on July 5, 2013)

10.6
Employment Agreement by and between the Company and Lisa VanPatten (incorporated by reference to Exhibit 10.1 included in the Company’s Current Report on Form 8-K filed with the SEC on August 20, 2013)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

101
Condensed consolidated financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2013, formatted in XBRL: (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Cash Flows and (iv) Notes to Unaudited Financial Statements, as blocks of text and in detail.*

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

KITARA MEDIA CORP.

By:	/s/ Robert Regular
Robert Regular
Chief Executive Officer (Principal executive officer)

By:	/s/ Lisa VanPatten
Lisa VanPatten
Chief Financial Officer (Principal financial and accounting officer)

Date:  November 14, 2013