Form 10-K
period 2013-12-31
KITARA MEDIA CORP.
filed 2014-03-31
CIK 1350773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________to ______________

Commission File Number 000-51840

KITARA MEDIA CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-3881465
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

525 Washington Blvd., Suite 2620 Jersey City, New Jersey	07310
(Address of Principal Executive Offices)	(Zip Code)

(201) 539-2200
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.0001 par value per share
_____________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 28, 2013 (the last business day of the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was $10,182,178.

As of March 31, 2014, there were 83,156,969 shares of common stock, $.0001 par value per share, outstanding.

Documents Incorporated by Reference: None.

KITARA MEDIA CORP.
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

In assessing forward-looking statements contained herein, readers are urged to carefully read those statements. Among the factors that could cause actual results to differ materially are: inability to protect our intellectual property; inability to comply with the covenants in our credit facility; inability to obtain necessary financing; inability to effectively manage our growth; failure to effectively integrate the operations of acquired businesses; competition; loss of key personnel; increases of costs of operations; continued compliance with government regulations; and general economic conditions.

Unless the context otherwise requires:

•	references to “Kitara” or the “Company” and to “we,” “us” or “our” are to Kitara Media Corp., a Delaware corporation, and its subsidiaries;

•	references to “Kitara Media” are to Kitara Media, LLC, a Delaware limited liability company that is a wholly owned subsidiary of the Company;

•	references to “NYPG” are to New York Publishing Group, Inc., a Delaware corporation that is a wholly owned subsidiary of the Company; and

•	references to “Health Guru Media” are to Health Guru Media, Inc., a Delaware corporation that is a wholly owned subsidiary of the Company.

•	Unless otherwise indicated, all dollar amounts are set forth in thousands except share and per share data.

PART I

ITEM 1.	BUSINESS.

Overview

Kitara is a leading digital media and technology company providing complete video solutions to advertisers, digital publishers, and video content providers. With nearly 500 million monthly video advertising views, we deliver precise targeting and engagement for advertisers, accretive monetization and engaging video content for publishers, and expanded distribution for video content providers. Kitara’s  internally developed proprietary technology platform PROPEL+ enables the automation and optimization of video advertising, video content and digital publishing spaces, while enhancing the video experience for consumers.

Our Solutions, Services and Technology

We are focused on delivering a set of comprehensive solutions supported by industry leading services and a proven video advertising technology platform. In addition, we manage an expanded video portfolio and media portfolio that further compliment the business.

Advertising Solution

The Kitara Ad+ Solution provides video advertisers enhanced performance by delivering the desired target audience with well-positioned video ads that offer highly relevant and engaging video content experiences.

Our objective is to ensure that every online advertising campaign dynamically achieves key performance metrics through safe delivery with the right audience against relevant content in the most engaging interactive video format. We believe video offers the best medium to achieve these objectives across desktops and mobile devices. Consumers are spending more time online watching video content and advertisers are increasingly shifting budgets from television to online as video has become attractive across desktop and mobile platforms.

The Kitara Ad+ Solution is designed to address the needs of traditional direct relationships with brands and their agencies as well as the expanding evolution of programmatic advertisers. We believe that regardless of how online advertising campaigns are executed, whether by traditional media buying or through the programmatic automation, the same elements of relevant content, audiences and performance are required to optimize brand value.

We continue to focus and see growth in building solid direct relationships with brands and their agencies. We offer unique and customized video advertising and data solutions to address our key objectives. We engage directly with advertisers to improve their understanding of video as a medium and showcase ways to utilize video to differentiate their campaign to meet their target audiences and objectives.

We have built a solid reputation with the programmatic marketplace by safely fulfilling advertising campaigns and optimizing brand performance. Evolving our historical expertise with banner and display exchange advertising, we are applying our understanding of programmatic technology and best practices with video advertising.

Our portfolio of owned-and-operated media sites combined with an advanced network of syndicated publishers allows us to support advertisers across a range of verticals including health, lifestyle, and casual gaming. Leveraging the PROPEL+ technology platform and our suite of products, we provide advertisers reporting and access to the data intelligence we utilize to optimize campaign performance.

Audience Performance Optimization

We understand the value of safely targeting the right audience for the right campaign. Advertisers and publishers rely on engaging consumers to deliver performance and expand monetization. Utilizing both proprietary and third party data intelligence tools, the Kitara Audience+ Analyzer is a toolkit that integrates and analyzes data to report on key metrics associated with the audience of a campaign including:

•	Demographic and Psychographic Audience Metrics

•	Viewability and Engagement Metrics

•	Brand Safety Metrics

Using the PROPEL+ platform and our suite of products, we have proven best practices that enhance audience engagement to meet campaign objectives.

Brand Safety

Kitara values brand security with every advertising placement. Advertisers must manage risks at every stage of a campaign. Keys to brand safety are placement on relevant inventory, premium video content and a highly qualified audience. The Kitara PROPEL+ Platform maximizes efforts to ensure both ad performance and brand protection. Our solution is designed to monitor and protect brand-marketing investments by:

•	Maximizing value with tested and validated inventory of relevant options for ad placements.

•	Ensuring complimentary content accompanies and enhances ad placements.

•	Protecting ad performance by cleansing and verifying target audiences.

•	Minimizing risks associated with bots, auto-clicking server farms and other compromising performance issues.

•	Providing consistent protection with proven technology, solid metrics and deep analytics.

Kitara is committed to strict standards for consumer privacy. Accordingly, we strictly adhere to all industry guidelines, and will continue to review and improve our privacy policy and procedures to ensure the safety and protection of our consumer’s information.

Publisher Solution

Online media must be highly engaging and responsive with today’s active consumers. To meet those needs, we believe video offers the best medium for storytelling and enhances engagement across desktops and devices.

The Kitara Publisher+ Solution offers online media publishers a full video solution including technology, content and monetization. We enhance publisher monetization and improve site audience engagement by combining contextually relevant video content with branded video advertising on the site through one simple embed integration.

Our PROPEL+ contextual semantic technology dynamically matches relevant video content to the page text context and packages it together in an interactive video experience. This marriage enhances publisher monetization, audience engagement, and content diversity.

Leveraging the PROPEL+ technology platform and our Video+ Portfolio, we provide publishers full reporting and access to the data intelligence to optimize engagement and expand monetization.

Video Content Solution

The Kitara Content+ Solution offers video content providers expanded reach for their content libraries with a highly engaged syndicated target audience by aligning video content with relevant publishers. We have formed content partnerships with independent producers, premier media companies and content syndication networks.

We believe video offers the best medium for storytelling and enhances brand reach across desktops and devices. Leveraging the PROPEL+ technology platform and our complimentary services, we make it simple to curate, match and distribute video content to relevant audiences. We provide content marketers full reporting and access to the data intelligence we utilize to optimize engagement and track video content distribution.

PROPEL+ Technology Platform

During 2013, we developed our own proprietary video content and ad delivery solution called PROPEL+. This technology can leverage campaign performance data for optimization and delivery, and is directly integrated with many video advertising partners. PROPEL+ is an innovative video solution that combines efficient delivery and optimization into one video platform to deliver strong engagement for advertisers and high revenues for publishers, as well as improve user experience. Powered by real time data input, PROPEL+ optimizes up to 30 video advertising sources to select the right advertising source at the right time for the right user.

PROPEL+ has given us the ability to grow video ad revenues and increase margins. The platform was developed to automate optimization and operational process and has allowed for scalability of video ad delivery. In addition, the platform’s strong analytical tools have allowed us to react in real time to campaign trends which we believe will maximize gross margins.  The acquisition of Health Guru Media further enhanced the PROPEL+ Platform with advanced content management and syndication capabilities. Integrated functionalities and combined development efforts further allow for improvements in margins and performance.

Video Portfolio

We believe all videos are not created equal and different video story formats appeal to different audiences and objectives. Our focus is to provide interactive video narratives that improve a brand’s storytelling ability with consumers. Working closely with both advertisers and publishers, we have developed the Kitara Video+ Portfolio of video story formats that enhances audience engagement, campaign performance and advertising monetization including:

•	Video Slideshows

•	Video Surveys

•	Video Quizzes

•	Video Q&A

We customize campaigns with one or more video story formats to leverage the right video content with the right video advertisements while contextually complimenting editorial placement. Independently, we have developed our own library of nearly 5,000 premium videos and continue to produce videos on a monthly basis.

Proprietary Site Portfolio

We own and operate a portfolio of popular sites across multiple markets including lifestyle, health, games, technology and business. Such sites include but are not limited to Healthguru.com and Adotas.com. We provide video advertising space on these properties to the benefit of our advertisers. Our focus is to use audiences across our media properties and enhance ways we collect data intelligence that evolve our optimization solutions.

Our Clients

We are focused on building relationships with digital advertisers, digital publishers and video content providers across multiple verticals including lifestyle, health, gaming, technology and business..

Digital Advertisers

Our advertiser clients include both direct advertisers with leading advertising agencies and brands as well as programmatic advertisers who utilize exchanges such as Adaptv, LiveRail, BrightRoll, SpotXchange, YuMe or Tremor Video to automate campaigns. Overall, we support video, display and mobile advertising strategies with nearly 500 million monthly advertising views per month. With every ad campaign we establish a set of brand objectives and establish metrics accordingly.

Digital Publishers

Our focus with digital publishers is to both engage on ways to improve their business through the addition of video as well as expand our reach for digital advertising campaigns. We define with each publisher how to expand monetization and content through the delivery of relevant video advertisements.

In addition, we make an effort to educate publishers on how video enhances experience by aligning audiences with relevant content in a highly engaging format. Through an embedded video experience supported by our PROPEL+ Platform, we contextually align video advertisements and content with editorial. Terms and conditions vary per publishers based on whether we provide both content and ad inventory or if customization is required.

Video Content Providers

We engage and develop partnerships with video content producers and providers seeking to syndicate or distribute video content. Partnership terms vary per content owner based on type and amount of video inventory. Video advertising requires video content that engages a target audience in order for the advertisement to run. We have established relationships with premium publishers to ensure access to a wide range of relevant content across verticals as well as with independent content producers on a more customized basis. Syndication or content distribution terms vary and are dependent on a range of conditions whether for ad campaign or supplemental content for digital media properties.

In addition, we also produce and maintain our own Video+ Portfolio of nearly 5,000 premium videos. We partner with syndicated content partners to license and distribute premium videos. Terms for each partnership varies based on demand for relevant content we own.

Our Opportunity

For nearly two decades since the introduction of online advertising, the industry has evolved across emerging channels and in different mediums impacted by audience behaviors and brand performance objectives. Technology has been a catalyst to the advancement of the online advertising industry and is starting drive competition within the overall advertising market that incorporates television, print and other traditional media. We believe as the online advertising industry enters a third decade, we believe the following are some of the key shifts in the market that provide opportunity for growth:

Online Advertising Market Continues Expanded Growth with Video

eMarketer has projected U.S. spending on digital video ads will reach $8.3 billion in 2016, or double the $4.15 billion spent in 2013. As television advertising is projected to grow by a single digit, online video advertising remains steady with double-digit growth. Brands are embracing the highly engaging experience of video with sight, sound and motion. Furthermore, mobile advertising trends reinforce that video is embraceable across desktops and devices.

Native Advertising Offers Opportunity for Brand Storytelling

Because online video is not restricted by the traditional limitations of television advertising, companies are producing video content with a heavy focus on storytelling. Content marketers are embracing video to expand narratives and engage audiences. Native advertising contextually aligns editorial with complimentary content to create a custom branded experience. According to eMarketer, native ad spending will exceed $4.5 billion by 2017. Publishers are trying to take advantage of this increase in spending with nearly 75% now offering online native ads across their sites.

Audiences Spending more Time Online with Video

The average time spent with digital media per-day surpassed television viewing for the first time in 2013, according to eMarketer’s latest estimate of media consumption among US adults. The average adult spends over 5 hours per day online compared to 4 hours and 31 minutes watching television. In addition, in January 2014, Comscore reported that 85.1% of the U.S. Internet audience viewed online video. Video ads accounted for 35.6% of all videos viewed and 4.5% of all minutes spent viewing video online.

Enhanced Data Intelligence Raising the Bar on Brand Performance Metrics

The online advertising industry continues to evolve standards to measure and benchmark brand performance. Integrating more data intelligence and analytics is helping brands identify and influence target audiences more effectively. In addition, user engagement is more easily being tracked and benchmarked for view ability and other performance outcomes. Overall brand safety initiatives continue to be enhanced as advertisers gain a better understanding of campaign metrics and the overall performance of online marketing investments.

Technology Diversifying Brand Marketing Investments

As online advertising technologies continue to evolve, more and more brands are diversifying management and distribution of ads through direct and programmatic channels. Online advertising platforms are being developed to integrate systems, maximize resources and automate processes. Advertising technology is helping brands make smarter decisions and improve return on investments.

Our Strategy

As the demand and consumption of online video grows, we will seek to grow our position in online video advertising and content by pursuing the following strategies:

•	Increase investment in our PROPEL+ online video advertising technology platform to enable the automation and optimization of video advertising, video content and publishing space.

•	Evolve and deliver an advanced video native advertising platform

•	Acquire new advertising customers through both direct and programmatic channels

•	Expand our Video+ Portfolio with additional content syndication partners, unique video formats and premium video content.

•	Increase our digital publishing partnerships to expand advertising reach and improve monetization

•	Continue to advance our audience targeting, data intelligence and analytics capabilities with our Audience+ Analyzer tools.

•	Pursue strategic acquisitions

Competition

We operate in a dynamic and competitive market, influenced by trends across multiple industries including the digital video advertising industry, video content marketing industry and the digital publishing industry. We expect that competition will continue to intensify in the future as a result of industry consolidation, the continuing maturation of the industry and low barriers to entry.

We believe the principal competitive factors in our industry include proven and scalable technologies, effective audience targeting capabilities, brand and campaign metrics, brand safety, relationships with leading brand advertisers and their respective agencies, relationships with digital publishers and premium video content. We believe that we compete favorably with respect to all of these factors and that we are well positioned as an independent provider of digital video advertising solutions.

Technology and Development

Our technology and development efforts are focused on investing in our PROPEL+ technology platform and a suite of complimentary services. We continue to develop a robust platform to enable the matching, automation and optimization of video advertising, video content and publishing video inventory. Our strategy incorporates unique video formats and enhanced performance management capabilities. Capitalizing on third party and proprietary built data tools and reporting functionality, we will continue to analyze audience insights and advance reporting functionalities for a transparent understanding with advertisers and publishers on our performance.

Intellectual Property

Our ability to protect our intellectual property, including our technologies, will be an important factor in the success and continued growth of our business. We have established business procedures designed to maintain the confidentiality of our proprietary information such as the use of our license agreements with customers and our use of our confidentiality agreements and intellectual property assignment agreements with our employees, consultants, business partners and advisors where appropriate. These methods, however, may not afford complete protection for our intellectual property and there can be no assurance that others will not independently develop technologies similar to ours.

Government Regulation

We are subject to numerous U.S. and foreign laws and regulations that are applicable to companies engaged in the online video advertising business, including video advertising on mobile devices. In addition, many areas of law that apply to our business are still evolving, and could potentially affect our business to the extent they restrict our business practices or impose a greater risk of liability. We are aware of several ongoing lawsuits filed against companies in our industry alleging various violations of privacy or data security related laws.

Privacy

Privacy and data protection laws and regulations play a significant role in our business. In the United States, at both the state and federal level, there are laws that govern activities such as the collection, use and disclosure of data by companies like us. Online advertising activities in the United States have primarily been subject to regulation by the Federal Trade Commission, or the FTC, which has regularly relied upon Section 5 of the Federal Trade Commission Act, or Section 5, to enforce against unfair and deceptive trade practices. Section 5 has been the primary regulatory tool used to enforce against alleged violations of consumer privacy interests. In addition, as we consider expanding into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business. In particular, European data protection laws can be more restrictive regarding the collection, use, and disclosure of data than those in the United States.

            Additionally, U.S. and foreign governments have enacted, considered or are considering legislation or regulations that could significantly restrict industry participants' ability to collect, augment, analyze, use and share anonymous data, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tools to track people online. The European Union, or EU, and some EU member states have already implemented legislation and regulations requiring advertisers to obtain specific types of notice and consent from individuals before using cookies or other technologies to track individuals and their online behavior and deliver targeted advertisements. It remains a possibility that additional legislation and regulations may be passed or otherwise issued in the future. We also participate in industry self-regulatory programs under which, in addition to other compliance obligations, we provide consumers with notice about our use of cookies and our collection and use of data in connection with the delivery of targeted advertising and allow them to opt-out from the use of data we collect for the delivery of targeted advertising. The rules and policies of the self-regulatory programs that we participate in are updated from time to time and may impose additional restrictions upon us in the future.

Any failure, or perceived failure, by us to comply with U.S. federal, state, or international laws or regulations pertaining to privacy or data protection, or other policies, self-regulatory requirements or legal obligations could result in proceedings or actions against us by governmental entities or others.

Advertising

Even though we receive contractual protections from our advertising business partners with respect to their ads, we may nevertheless be subject to regulations concerning the content of ads. Federal and state laws governing intellectual property or other third-party rights could apply to the content of ads we place. Laws and regulations regarding unfair and deceptive advertising, sweepstakes, advertising to children, and other consumer protection regulations, may also apply to the ads we place on behalf of clients.

Employees

As of December 31, 2013, we had 79 employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

History of the Company

We were formed on December 5, 2005 as a Delaware corporation under the name “Ascend Acquisition Corp.” From our inception until February 29, 2012, when we completed a business combination with Andover Games, LLC (“Andover Games”), we were a blank check company and did not engage in active business operations other than the search for, and evaluation of, potential business combination opportunities.

On December 30, 2011, we entered into a Merger Agreement and Plan of Reorganization with Andover Games and the members of Andover Games. On February 29, 2012, pursuant to such agreement, Andover Games became our wholly-owned subsidiary. As a result, our business became the business of Andover Games and the financial statements of Andover Games became our financial statements. Andover Games’ principal business was focused on developing mobile games for iPhone and Android platforms prior to June 30, 2013.

On June 12, 2013, we entered into a merger agreement and plan of reorganization (the “K/N Merger Agreement”), as amended on July 1, 2013, with Kitara Media, NYPG and the former holders of all of the outstanding membership interests of Kitara Media and all of the outstanding shares of common stock of NYPG.

On July 1, 2013, we consummated the transactions contemplated by the K/N Merger Agreement and Kitara Media and NYPG became our wholly owned subsidiaries.

At the closing, (i) the former holder of all of the outstanding membership units of Kitara Media, Selling Source, LLC (“Selling Source”), received 20,000,000 shares of our common stock and (ii) the former holder of all outstanding and issued shares of NYPG common stock, Robert Regular, who became our Chief Executive Officer upon consummation of the transactions, received (a) 10,000,000 shares of our common stock and (b) two promissory notes, one in the amount of $100 which is due and payable on January 1, 2015 and one in the amount of $200 which is due and payable on January 1, 2023 (together, the “Closing Notes”). Also on July 1, 2013, as a condition to closing the transactions contemplated by the K/N Merger Agreement, certain of our stockholders contributed an aggregate of 25,813,075 shares of common stock to us for cancellation without the payment of any additional consideration.

In connection with the consummation of the transactions contemplated by the K/N Merger Agreement, on July 1, 2013, we sold an aggregate of 4,000,000 shares of the our common stock to Ironbound Partners Fund LLC (“Ironbound”), an affiliate of Jonathan J. Ledecky, our Non-Executive Chairman of the Board, on a private placement basis, for an aggregate purchase price of $2,000 or $0.50 per share, of which $300 was through the conversion of outstanding promissory notes held by Ironbound. In addition, we repurchased 381,950 shares from another stockholder simultaneously with the closing of the mergers.

The terms of the K/N Merger Agreement provided for an adjustment to the merger consideration between the Company and Kitara Media’s shareholder dependent on a calculation of Kitara Media’s “Closing Working Capital” (as defined in the K/N Merger Agreement). On October 21, 2013, the amount of this adjustment was determined to be approximately $904 (see Note 8 to our consolidated financial statements included in this Form 10-K). Additionally, we owed Selling Source an additional $170 for services provided to us by it following the closing of the K/N Merger Agreement.  Selling Source agreed to be paid these amounts in shares of our common stock, valued at $0.50 per share, which was the purchase price of the shares sold in the private placement that was consummated simultaneously with the closing of the K/N Merger Agreement.

Prior to the closing, we ceased the operations of Andover Games.  On July 1, 2013, our operations became entirely those of Kitara Media and NYPG and the financial statements of Kitara Media became our financial statements. For accounting purposes, the acquisition of Kitara Media was treated as an acquisition of the Company by Kitara Media and as a recapitalization of Kitara Media as Kitara Media members held a large percent of the Company’s shares and exercise significant influence over the operating and financial policies of the consolidated entity and the Company was a non-operating public registrant prior to the transaction. Pursuant to ASC 805-10-11 through 55-15, the merger or acquisition of a private operating company into a non-operating public registrant with nominal assets is considered a capital transaction in substance rather than a business combination. As a result, the consolidated balance sheets, statements of operations, and statements of cash flows of Kitara Media have been retroactively updated to reflect the recapitalization.

On August 19, 2013, we filed with the Secretary of State of the State of Delaware an amendment to our certificate of incorporation to change our name to “Kitara Media Corp.” to better reflect our current operations.

On December 3, 2013, we entered into a merger agreement and plan of organization (the “HG Merger Agreement”) with Health Guru Media and the holders of a majority of the outstanding shares of capital stock of Health Guru Media, and simultaneously consummated the transactions contemplated thereby. At the closing, Health Guru Media became our wholly owned subsidiary. At the closing, the former holders of the capital stock of Health Guru Media received an aggregate of 18,000,000 shares of our common stock.

In connection with the consummation of the transactions contemplated by the HG Merger Agreement, on December 3, 2013, we sold an aggregate of 4,000,000 shares of our common stock to several accredited investors, including Ironbound and Jeremy Zimmer, a member of our board of directors, on a private placement basis, for an aggregate purchase price of $2,000, or $0.50 per share.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

We have offices in New Jersey and in New York. Our principal executive office is located at 525 Washington Blvd, Suite 2620, Jersey City, New Jersey. We lease approximately 12,235 square feet at this location, at a rate of $30 per month, pursuant to a 4 ½ year lease and a 9 month lease that both expire on September 28, 2014. We believe that our current facilities are suitable and adequate to meet our current needs and we believe that additional space is available, on commercially reasonable terms, as needed.

ITEM 3.	LEGAL PROCEEDINGS.

The information under the heading “Litigation” contained in Note 7 to our consolidated financial statements included in Part II, Item 8 of this Form 10-K is incorporated herein by reference.

Other than as described above, there are no material pending legal proceedings to which we are a party or to which any of our property is subject.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is traded on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “KITM.” The following table sets forth the high and low closing sales prices for the common stock for the periods indicated.

	Common Stock
	High	Low

Fiscal 2014:
First Quarter*	$1.40	$0.25

Fiscal 2013:
Fourth Quarter	$1.49	$0.26
Third Quarter	$0.75	$0.20
Second Quarter	$0.35	$0.20
First Quarter	$0.75	$0.30

Fiscal 2012:
Fourth Quarter	$0.79	$0.55
Third Quarter	$0.85	$0.79
Second Quarter	$0.85	$0.25
First Quarter	$0.55	$0.05

* Through March 24, 2014.

Holders

As of March 24, 2014, there were 97 holders of record of our common stock. We believe we have significantly more beneficial holders of our common stock.

Dividends

Since January 1, 2012, we have not paid any ordinary cash dividends on our common stock. The payment of any dividends is within the discretion of our board of directors. It is the present intention of the board of directors to retain all earnings, if any, for use in the business operations and, accordingly, the board does not anticipate declaring any dividends in the foreseeable future. The payment of dividends in the future, if any, will be contingent upon our revenues and earnings, if any, capital requirements and our general financial condition. Furthermore, the payment of dividends will be subject to the restrictions on distributions by Kitara Media contained in the credit and security agreement (the “Credit Agreement”), dated November 1, 2103, between Kitara Media and Wells Fargo, National Association, described in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Unless otherwise indicated, all dollar amounts in this Item 7 are set forth in thousands.

General

We are a Delaware corporation incorporated on December 5, 2005. From our inception in 2005 until February 29, 2012, when we completed a reverse acquisition transaction with Andover Games, we were a blank check company and did not engage in active business operations other than our search for, and evaluation of, potential business opportunities for acquisition or participation. On February 29, 2012, we completed a reverse acquisition of Andover Games through a merger transaction whereby Andover Games became our wholly-owned direct subsidiary. Accordingly, the financial statements of Andover Games became our financial statements. Prior to June 30, 2013, our principal business was focused on developing mobile games for iPhone and Android platforms.

On July 1, 2013, we consummated the transactions contemplated by the K/N Merger Agreement. Upon the closing, we ceased the operations of Andover Games, our operations became entirely that of Kitara Media and NYPG and the financial statements of Kitara Media became our financial statements. For accounting purposes, the acquisition of Kitara Media was treated as an acquisition of the Company by Kitara Media and as a recapitalization of Kitara Media as Kitara Media members held a large percent of the Company’s shares and exercise significant influence over the operating and financial policies of the consolidated entity and the Company was a non-operating public registrant prior to the transaction. Pursuant to ASC 805-10-11 through 55-15, the merger or acquisition of a private operating company into a non-operating public registrant with nominal assets is considered a capital transaction in substance rather than a business combination. As a result, the consolidated balance sheets, statements of operations, and statements of cash flows of Kitara Media have been retroactively updated to reflect the recapitalization.

On August 19, 2013, we filed with the Secretary of the State of Delaware an amendment to our certificate of incorporation to change our name from “Ascend Acquisition Corp.” to “Kitara Media Corp.” to better reflect our current operations following the transactions contemplated by the K/N Merger Agreement.

On December 3, 2013, we entered into the HG Merger Agreement and simultaneously closed the transactions contemplated thereby, acquiring Health Guru Media. The financial results of operations of Health Guru Media from the date of acquisition to December 31, 2013 were consolidated into our financial statements.

Results of Operations

	Year Ended
	December 31,
	2013	2012

Revenue	$25,377	$23,557
Cost of revenue	17,148	18,598
Gross Profit	8,229	4,959
GP as % of revenue	32%	21%

Operating expenses
Employee Expenses	5,097	4,672
Related party expenses	251	399
Impairment of property and equipment	0	649
Other operating expenses	2,432	1,316
Depreciation and amortization	525	748
Total operating expenses	8,305	7,784

Operating (loss)	(76)	(2,825)

Other (loss)	(43)	(5)

Loss before income taxes	(119)	(2,830)

Income taxes	(67)	0
Net (loss)	(186)	(2,830)

EBITDA (a non-GAAP measure)	537	(2,082)

Net (loss)	(186)	(2,830)
Depreciation and amortization	525	748
Interest expense, less other income	42	0
Stock compensation expense	89	0
Taxes	67	0
EBITDA (a non-GAAP measure)	537	(2,082)

Revenue and Gross Margin

Consolidated revenue for the year ended December 31, 2013 increased by $1,820, or 8%, to $25,377 as compared to $23,557 for the year ended December 31, 2012. The growth in revenue was primarily due to an increase in video revenue as compared to banner revenue. For the year ended December 31, 2013, total video ad revenue doubled to 68% of total revenue as compared to the year ended December 31, 2012 of only 35% of total revenue.

Consolidated margins for the year ended December 31, 2013 increased by $3,270 or 66% to $8,229 as compared to $4,959 for the year ended December 31, 2012. Gross profit as a percentage of revenue increased from 21% for the year ended December 31, 2012 to 32% for the year ended December 31, 2013. The increase in margin was due to video ad revenue having a higher CPM (“cost per thousand”) compared to banner ads as well as the fact that we expanded beyond our owned and operated sites with the introduction of our proprietary PROPEL+ video unit, which reaches broader audiences and increasing available impressions through added media partnerships and placements. As a result, we believe PROPEL+ will maximize gross margins.  Our acquisition of Health Guru Media also contributed to the increase in margin as their CPM’s are much higher due to the fact their advertisements are highly targeted in the medical vertical.  Health Guru Medial also further enhanced the PROPEL+ Platform with advanced content management and syndication capabilities. Integrated functionalities and combined development efforts further allow for improvements in margins and performance.

Employee Expenses

Employee Expenses for the year ended December 31, 2013 increased by $425, or 9%, to $5,097 as compared to $4,672 for the year ended December 31, 2012. The increase for the year ended December 31, 2013 was primarily due to accrued bonuses for the new President of Kitara which was approximately $250. We also added 41 employees through the Health Guru Media acquisition on December 3, 2013 which added $541 for the month of December.  Additionally, we had stock-based compensation of approximately $89 that we did not incur in the previous year and $95 of lower software capitalization due to fewer projects.  However, this was offset by lower salary expense, commission and payroll related taxes which totals approximately $542 as compared to prior year due to a decrease in headcount from the prior year.

Other Operating Costs and Related Party Expenses

Other operating costs and related party expense for the year ended December 31, 2013 increased by $968, or 56%, to $2,683 as compared to $1,715 for the year ended December 31, 2012. The increase for the year was primarily due to costs related to the Kitara Media and NYPG merger as well as the costs related to the Health Guru Media merger which was approximately $367. Operation charges as it relates to our content delivery network (CDN) system which is used to deliver video are new charges in 2013 and was approximately $378. In addition, we wrote off customer balances from our accounts receivable that were deemed uncollectable and established a reserve of 3.8% of Accounts Receivable which increased bad debt expense over the prior year by approximately $309.

Depreciation and Amortization

Depreciation and amortization expense for the year ended December 31, 2013 decreased by $223, or -30%, to $525 as compared to $748 for the year ended December 31, 2012. The decrease in depreciation expense is due to assets reaching their maturity.

EBITDA (a non-GAAP measure)

EBITDA (a non-GAAP measure) for the year ended December 31, 2013 increased by $2,619, or 126%, to $537 as compared to ($2,082) for the year ended December 31, 2012. Overall the increase in EBITDA (a non-GAAP measure) was due to higher sales with significant improvements to margins. As explained above in Results of Operations: Revenue and Margin, the increase in video ad revenue which can command a higher price is why margins improved. Management reviews EBITDA on a monthly basis as it is a key business indicator and metric that is used internally and as a comparison to others in our industry who also report EBITDA (a non-GAAP measure).  We calculate EBITDA by taking the net loss and adding back depreciation, amortization and interest expense less interest income, stock-based compensation and taxes.

Liquidity and Capital Resources

Sources of Liquidity

We have historically funded our operations principally through private placements of our capital stock, issuance of promissory notes and bank borrowings.

In connection with the consummation of the K/N Merger Agreement, we issued to Robert Regular the Closing Notes.  The first Closing Note was in the amount of $100 and was due and payable on January 1, 2014. We amended this note on December 31, 2013 to extend the maturity of the note to January 1, 2015.  The second Closing Note was in the amount of $200 and is due and payable on January 1, 2023. The Closing Notes accrue interest at a rate of 1% per annum, which will be due on maturity. At December 31, 2013, the outstanding balance, including interest, for both Closing Notes was $302.

Also in connection with the closing of the K/N Merger Agreement, we issued an aggregate of 4,000,000 shares of common stock in a private placement to Ironbound, an affiliate of Jonathan J. Ledecky, our Non-Executive Chairman of the Board, for an aggregate purchase price of $2,000.

On November 1, 2013, Kitara Media secured a three-year $5,000 credit facility with Wells Fargo Bank, National Association (the “Lender”) pursuant to the Credit Agreement. The line may be increased to $10,000 at Kitara Media’s option on or prior to April 30, 2015 in two equal tranches of $2,500 each. At December 31, 2013, the outstanding balance (including interest) on the credit facility was $841.

Outstanding advances under the Credit Agreement may not at any time exceed the Borrowing Base less amounts outstanding under letters of credit. The “Borrowing Base” is equal to 85% of eligible accounts receivable plus the lesser of 75% of eligible unbilled accounts receivable or $500 less reserves established by Lender from time to time less $500. Funds advanced under the Credit Agreement are to be used for the payment of Lender’s expenses that are reimbursable by Kitara Media and for Kitara Media’s working capital and general corporate purposes.

Amounts repaid under the Credit Agreement may be reborrowed at any time during the term of the Credit Agreement. All outstanding amounts, together with accrued and unpaid interest, are due and payable on November 1, 2016 or earlier upon termination of the Credit Agreement at Kitara Media’s request or upon the occurrence and continuation of an event of default.

Loans under the Credit Agreement bear interest, payable monthly, at the LIBOR rate (increased to reflect Federal Reserve requirements greater than zero) for 3-month interest rate periods plus 4.25% per annum. If the loan remains outstanding at the end of an interest rate period, it will automatically convert to a variable rate loan that changes with daily changes in the published LIBOR rate unless a request by Kitara Media to continue on a fixed rate basis is approved by Lender. If an event of default under the Credit Agreement occurs and continues, the interest rate is increased by 2% per annum and, at Lender’s option, becomes a variable rate that changes with daily changes in the published LIBOR rate for 3-month interest rate periods. There is a minimum interest charge of $10 per calendar month.

Amounts due under the Credit Agreement are secured by a continuing security interest in substantially all of Kitara Media’s assets and also by pledges by us of our ownership interests in NYPG and Andover Games. Amounts owed are also guaranteed by us, Andover Games and NYPG.

Kitara Media has made certain representations and warranties to the Lender in the Credit Agreement that are customary for credit arrangements of this type. The Credit Agreement also contains certain affirmative and negative covenants and financial covenants incumbent upon Kitara Media that are typical in such agreements. Among the negative covenants are covenants restricting, without the consent of the Lender, the incurrence of indebtedness and liens, restrictions on fundamental changes by Kitara Media such as mergers, acquisitions, consolidations, reorganizations and reclassifications, and restrictions on the disposal of assets, the making of Restricted Junior Payments, Changes of Control, Investments, transactions with Affiliates and the issuance of Stock (as such terms are defined in the Credit Agreement). Change of Control events include, among other items, any person or group becoming the owner of 30% or more of our outstanding common stock.

On December 3, 2013, in connection with the consummation of the transactions contemplated by the HG Merger Agreement, we sold an aggregate of 4,000,000 shares of our common stock to several accredited investors, including Ironbound and Jeremy Zimmer on a private placement basis, for an aggregate purchase price of $2,000.

Also in connection with the consummation of the transactions contemplated by the HG Merger Agreement, Health Guru Media secured a one (1) year receivable financing arrangement with Sterling National Bank – Factoring and Trade Finance Division (the “Bank”). Pursuant to this arrangement, Health Guru Media present invoices to the Bank who then advances it up to 60% of eligible invoices which may remain outstanding for up to 120 days of the invoice date or 60 days past due.  The Bank charges a commission rate of .35% of the gross invoice.  At the Bank’s discretion, they may elect to charge the difference between the actual commission earned by them and the minimum commission on a monthly basis and if so, the monthly minimum charge shall not be less than $1.5. All debits in the account shall bear interest daily at a rate equal to 1.75% above prime rate as published in the Wall Street Journal.  The Bank is also a party to an intercreditor agreement that sets forth the respective rights and obligations with respect to the assets of Health Guru Media between the Bank and the Lender for the Health Guru loans.

Cash Flows

Net cash used in operating activities

Net cash used in operating activities was ($388) for the year ended December 31, 2013, compared to ($2,800) for the year ended December 31, 2012. There was an improvement in cash used primarily due to our net loss after non-cash adjustments, such as depreciation, asset impairment, stock compensation, deferred rent, bad debt and loss on disposal of property of $776 for the year ended December 31, 2013 compared to a loss after non-cash adjustments of ($1,450) for the year ended December 31, 2012. The increase was driven by higher sales and better margins (See “Results of Operations – Other operating costs and related party expenses”), offset by the cash used in conjunction with the Health Guru Media acquisition. During 2012, we had established stronger credit checks and increased our collection efforts by contacting late payers as soon as they’ve exceeded their terms. The full benefit of the improvements to our credit policy and collection efforts has resulted in better management of accounts receivable balances which is evident by the balance in cash provided by accounts receivable at December 31, 2013 of $214 vs. cash used in accounts receivable of ($2,321) at December 31, 2012.

Net cash provided by (used) in investing activities

Net cash provided by investing activities was $16 for the year ended December 31, 2013, compared to ($593) of net cash used in investing activities for the year ended December 31, 2012. During the years ended December 31, 2013 and 2012 investment expenditures were primarily for software development for internal use offset in 2013 for the cash acquired in the acquisition of Health Guru Media. In 2013, our main project was the development of our PROPEL+ player which is an ad delivery solution. In 2012, we primarily focused on developing various games that were run on owned and operated websites that also delivered banner and video ads. The cash expenditures for the year ended December 31, 2013 was offset by the cash acquired in the acquisition of Health Guru Media.

Net cash provided by financing activities

Net cash provided by financing activities was $2,850 for the year ended December 31, 2013, compared to $3,393 provided by financing for the year ended December 31, 2012. Due to the loss and cash needs in 2012, we had a large capital contribution of $3,079 to cover the loss and working capital constraints. In 2013 we distributed back to our members $699 and raised $4,000 in the private placement in conjunction with the mergers with Kitara Media, NYPG and Health Guru Media but only received $3,700 in cash as $300 was from the conversion of a previous bridge loan made by Ironbound. This raise was done in order to provide liquidity for the transactions and future working capital needs.

As part of our financial strategy, Kitara Media recently established a credit facility with the Lender as described above. The amount of the credit line is $5,000 initially with an option to increase to $10,000 on April 30, 2015 in two equal tranches of $2,500 each. The interest rate on the credit facility is Libor plus 4.25% with a minimum interest charge of $10 per month. There are various financial and other covenants in the credit agreement that we must continue to satisfy in order to be compliant with the credit facility.

The ability to borrow against our accounts receivable will give us greater flexibility to grow the business by providing additional liquidity and relieving the pressure we currently have in working capital. Management believes cash and the ability to borrow are sufficient to maintain operations for a minimum of twelve months.

Contractual Obligations and Commitments

We have non-cancelable contractual obligations for office space. The following table discloses aggregate information about material contractual obligations and periods in which payments were due as of December 31, 2013.

The following table summarizes certain of our contractual obligations at December 31, 2013 (in thousands):

	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years

Operating Leases	361	361

Notes Payable and collateralized obligations	526	224	101		201

Credit facilities	1,921	1,921

Loan	1,383	1,383

Total Contractual Obligations	4,191	3,889	101	0	201

We have 12,235 square feet of space that we lease for our corporate offices in Jersey City, New Jersey.   Our lease expires at the end of September 2014.

Through our acquisition of NYPG, we have two promissory notes, one in the amount of $100 that will mature on January 1, 2015 and the other in the a mount of $200 that will mature on January 1, 2023.  These notes accrue interest at a rate of 1% per annum.  Through the acquisition of Health Guru Media, we have a contingent liability to Skyword, the seller of Gather.com which Health Guru Media acquired prior to our acquisition of its company.  Pursuant to the purchase agreement, contingent consideration for the purchase consists of a five year arrangement to pay royalties to Skyword.  The Skyword royalties are to be paid in quarterly installments and is based on revenues generated by the assets purchased.  As of December 31, 2013, the future value of this contingent liability is $224.

On November 1, 2013 Kitara Media secured a three-year $5,000 credit facility with the Lender.  The interest rate on the credit facility is Libor plus 4.25% with a minimum interest charge of $10 per month.  The balance of the credit facility on December 31, 2013 was $841.

In conjunction with the acquisition of Health Guru Media, the Company acquired certain debts as follows:

On June 10, 2011, Health Guru Media obtained a commitment from a lender to borrow an aggregate of $3,000. The commitment was divided into two tranches. The first tranche was for $2,000 which expires on October 1, 2014. The second tranche was for $1,000 and expires on December 1, 2014.  On January 31, 2012, Health Guru Media obtained an additional growth capital loan on its second commitment (“Tranche 3”) in the amount of $500 which expires on December 1, 2014.

Interest is payable monthly at an annual interest rate which is a sum of the prime rate, as published by The Wall Street Journal, plus 9.75% per annum (the “Combined Interest Rate”). In no event shall the designated rate be less than 13%. At December 31, 2013, the interest rate on this debt was 13%.  As of December 31, 2013, the total balance on the notes was $1,383.

On June 18 2013, Health Guru Media secured a one (1) year receivable financing arrangement with the Bank. Health Guru Media presents invoices to the Bank who then advances it up to 60% of eligible invoices and may remain outstanding for up to 120 days of the invoice date or 60 days past due.  The Bank charges a commission rate of .35% of the gross invoice.  All debits in the account shall bear interest daily at a rate equal to 1.75% above prime rate as published in the Wall Street Journal. As of December 31, 2013, the total balance outstanding was $1,080.

On June 19, 2013, Health Guru Media, the Bank and Health Guru Lender for the loans, entered into an Intercreditor agreement that granted the Bank and Health Guru Lender for the loans,a general lien and security interest in substantially all of Health Guru Media’s assets.  This agreement sets forth the respective rights and obligations with respect to the assets of Health Guru Media between the Bank and Health Guru Lender for the loans.

See Note 6 of the consolidated financial included in this Form 10-K for further details.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities in these consolidated financial statements. We believe that of our significant accounting policies (see Note 2 of the consolidated financial included in this Form 10-K), the following policies involve a higher degree of judgment and complexity:

Capitalization of internally developed software

We follows the guidance of ASC Topic 350-40, “Internal-Use Software” and ASC Topic 985-20, “Costs of Software to be Sold, Leased or Marketed” in regards to the capitalization of software development costs.

The Company capitalizes certain costs related to its software developed or obtained for internal use in accordance with ASC 350-40. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. Internal and external costs incurred during the application development stage, including upgrades and enhancements representing modifications that will result in significant additional functionality, are capitalized.  Software maintenance and training costs are expensed as incurred. Capitalized costs are recorded as part of property and equipment and are amortized on a straight-line basis over the software’s estimated useful life. The Company evaluates these assets for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

In accordance with ASC 985-20 “Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed,” software development costs are expensed as incurred until technological feasibility (generally in the form of a working model) has been established. Research and development costs which consist primarily of salaries and fees paid to third parties for the development of software and applications are expensed as incurred. The Company capitalizes only those costs directly attributable to the development of the software. Capitalization of these costs begins upon the establishment of technological feasibility. Activities undertaken after the products are available for release to customers to correct errors or keep the product up to date are expensed as incurred. Capitalized software development costs will be amortized over the estimated economic life of the software once the product is available for general release to customers. Capitalized software development costs will be amortized over the greater of the ratio of current revenue to total projected revenue for a product or the straight-line method. We will periodically perform reviews of the recoverability of such capitalized software costs. At the time a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, any remaining capitalized amounts are written off.

Revenue recognition

We recognize revenue in accordance with ASC Topic 605, “Revenue Recognition.” Accordingly, we recognize revenue when the following four basic criteria have been met:

•	Existence of persuasive evidence than an arrangement exists;

•	Delivery has occurred or services have been rendered;

•	The seller’s price to the buyer is fixed and determinable; and

•	Collectability is reasonably assured.

Our revenues are recognized in the period that the actions occur or when services are provided and the criteria of ASC Topic 605 are met. Additionally, consistent with the provisions of ASC Topic 605-45, “Principle Agent Considerations,” (“ASC Topic 605-45”), our revenues are recorded on a gross basis and publisher expenses that are directly related to a revenue-generating event are recorded as a component of cost of revenues.

Prepayments and amounts on deposit from customers are recorded as an advertiser deposit liability and are included in either accounts payable and accrued liabilities or accounts receivable, net, in the accompanying consolidated balance sheets.

Business Combinations

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

Deferred tax liabilities and assets were recognized for the deferred tax consequences of differences between the tax bases and the recognized values of assets acquired and liabilities assumed in a business combination in accordance with Accounting Standards Codification (“ASC”) Topic 740-10.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2013, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective at providing reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. See the material weaknesses described in Management's Report on Internal Control over Financial Reporting below.

(b) Changes in Internal Control over Financial Reporting.

As discussed more fully elsewhere in this Form 10-K, on December 3, 2013 we acquired Health Guru Media in a purchase business combination.  Health Guru Media accounted for 55% of our assets and 3% of our revenue as of and for the year ending December 31, 2013.  If adequately disclosed, companies are permitted to exclude acquisitions from their assessment of internal control over ﬁnancial reporting during the year of acquisition while integrating the acquired company under guidelines established by the US Securities and Exchange Commission.

There were no other changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Management’s Report on Internal control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2013. Due to control deficiencies in several areas that are considered to be material weaknesses.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  Management identified the following material weaknesses in internal control over financial reporting as of December 31, 2013:

1.	Our board of directors has not established adequate financial reporting monitoring activities to mitigate the risk of management override, specifically:

•	a majority of our board of directors is not independent;
•
we have not established a formal Audit Committee whose function would be to provide oversight specifically as it relates to scope of activities, monitoring of results, and sufficiency of accounting principle implementation.

2.	We did not maintain sufficient segregation of duties to ensure the review process related to significant and non-routine transactions in the financial reporting process.

This Form 10-K does not include an attestation report of Marcum LLP, our independent registered certified public accounting firm, regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered certified public accounting firm pursuant to the Sarbanes-Oxley Act of 2002, as amended, and the rules of the SEC promulgated thereunder, which permit the Company to provide only management’s report in this Form 10-K.  .

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Robert Regular	41	Chief Executive Officer and Director
Joshua Silberstein	39	President and Director
Jonathan J. Ledecky	56	Non-Executive Chairman
Sam Humphreys	53	Director
Craig dos Santos	32	Director
Jeremy Zimmer	55	Director
Ben Lewis	33	Director
Limor Regular	39	Chief Operating Officer
Lisa VanPatten	49	Chief Financial Officer

Robert Regular has served as our Chief Executive Officer and as a member of our Board since July 2013. Mr. Regular co-founded Kitara Media in June 2006 and has served as its President since then. Mr. Regular has also served as Chief Executive Officer and Publisher of NYPG and Adotas.com since June 2007. From 2001 to May 2007, Mr. Regular served as Vice President of Business Development and later President of Oridian, Inc, a global online advertising network and exchange that completed a business combination with Active Response Group and Ybrant Digital in 2007. From 1998 until 2001, Mr. Regular served as Vice President of Sales and Marketing for Conducent, Inc., an online advertising agency. From 1995 to 1998, Mr. Regular served as Director and Producer for WHP-TV (CBS) and Clear Channel Communications. In addition, Mr. Regular founded Kirium Interactive, an ecommerce web development company, in 1993 and served as an advisor to it from 1993 to 1997. Mr. Regular received a B.A. from the Pennsylvania State University with Creative Achievement Honors in 1995. Mr. Regular is the husband of Limor Regular. We believe Mr. Regular is well-qualified to serve as a member of the board of directors due to his experience in the online advertising industry and his business contacts.

Joshua Silberstein has served as our President and as a member of our Board since December 2013. Mr. Silberstein co-founded Health Guru Media in December 2006 and served as its Chief Executive Officer from that time until its acquisition by us. Mr. Silberstein also served as Chief Executive Officer of FullTurn Media from October 2005 through November 2006. From 2003 to 2005, Mr. Silberstein attended Columbia Business School. From 2001 to 2003, Mr. Silberstein founded and ran Insider Guides, which published guide books for residents (as opposed to travelers). From 1997 to 2001, Mr. Silberstein worked for BEV Capital, a venture capital fund (completing his tenure there as an Investment Manager). Mr. Silberstein has also held senior interim operating roles in marketing, finance, and business development. In 1997, Mr. Silberstein received a BS in Economics from The Wharton School (summa cum laude), and in 2005 Mr. Silberstein received an MBA from Columbia Business School (Beta Gamma Sigma). We believe Mr. Silberstein is well-qualified to serve as a member of the board of directors due to his experience in the online health video segment as well as his business contacts.

Jonathan J. Ledecky has served as a member of our Board since January 2011 and as our Non-Executive Chairman of the Board since February 2012. Previously, Mr. Ledecky served as our Interim Chief Financial Officer (from February 2012 until July 2013) and as our Chief Executive Officer (from January 2011 to February 2012). Mr. Ledecky also has served as chairman of Ironbound, a private investment management fund, since March 1999. Since June 1999, Mr. Ledecky has also served as chairman of the Ledecky Foundation, a philanthropic organization which contributes funds to programs for the education of disadvantaged inner city youth in Washington, D.C., New York and Boston. From June 2007 to October 2009, Mr. Ledecky served as president, secretary and a member of the board of directors of Triplecrown Acquisition Corp., a blank check company that completed a business combination with Cullen Agricultural Technologies, Inc. From July 2005 to December 2007, Mr. Ledecky served as president, secretary and a director of Endeavor Acquisition Corp., a blank check company that completed a business combination with American Apparel. From January 2007 to April 2009, Mr. Ledecky served as president, secretary and a director of Victory Acquisition Corp., a blank check company that did not complete a business combination and returned all of its capital, representing approximately $330 million, to its public shareholders.

In October 1994, Mr. Ledecky founded U.S. Office Products and served as its chief executive officer until November 1997 and chairman until June 1998. During his tenure, U.S. Office Products completed over 260 acquisitions, and grew to a Fortune 500 company with over $2.6 billion in revenues. In June 1998, U.S. Office Products completed a comprehensive restructuring plan whereby four separate entities were spun off to stockholders and U.S. Office Products underwent a leveraged recapitalization. In connection with these transactions, Mr. Ledecky resigned from his position as chairman of U.S. Office Products and became a director of each of the four spin-off entities. In February 1997, Mr. Ledecky founded Building One Services Corporation (originally Consolidation Capital Corporation), an entity formed to identify attractive consolidation opportunities which ultimately focused on the facilities management industry. In November 1997, Building One raised $552 million in an initial public offering. Mr. Ledecky served as Building One’s chief executive officer from November 1997 through February 1999 and as its chairman from inception through its February 2000 merger with Group Maintenance America Corporation. During his tenure with Building One, it completed 46 acquisitions and grew to over $1.5 billion in revenues. From July 1999 to July 2001, Mr. Ledecky was vice chairman of Lincoln Holdings, owners of the Washington sports franchises in the NBA, NHL and WNBA. From June 1998 to August 2013, Mr. Ledecky served as a director of School Specialty, a Nasdaq Global Market listed education company that provides products, programs and services that enhance student achievement and development. School Specialty was spun out of U.S. Office Products in June 1998. Since 1994, Mr. Ledecky has been involved with numerous other privately held companies in director positions. Mr. Ledecky was a trustee of George Washington University, served as a director of the U.S. Chamber of Commerce and served as commissioner on the National Commission on Entrepreneurship. In addition, in 2004, Mr. Ledecky was elected the Chief Marshal of the 2004 Harvard University Commencement, a singular honor bestowed by his alumni peers for a 25th reunion graduate deemed to have made exceptional contributions to Harvard and the greater society while achieving outstanding professional success. Mr. Ledecky is also a Trustee of the U.S. Olympic Foundation and the U.S. Paralympic Foundation. Mr. Ledecky received a B.A. (cum laude) from Harvard University in 1979 and a M.B.A. from the Harvard Business School in 1983. We believe Mr. Ledecky is well-qualified to serve as a member of the board of directors due to his public company experience, operational experience and business contacts.

Sam Humphreys has served as a member of our Board since July 2013. Since 2006, Mr. Humphreys has served as the Chief Executive Officer of London Bay Capital, a private equity firm based in San Francisco that Mr. Humphreys co-founded. Prior to co-founding London Bay Capital, Mr. Humphreys was a principal in several private equity and venture capital firms, and prior thereto, a lawyer focused on mergers and acquisitions. Mr. Humphreys has participated as a founder or executive officer or, through his firms, the financial sponsor, of numerous high-growth businesses which pursued consolidation strategies in highly fragmented industries. These businesses include, among others, Envirofil Inc, which merged with USA Waste (solid waste services); US Delivery Systems, Inc. (same-day, same-city delivery services); PalEx (shipping pallets and containers); and Quanta Services (specialty contracting in telcom and electrical infrastucture). Prior to entering the private equity field, Mr. Humphreys was a partner at the law firm of Andrews & Kurth. We believe Mr. Humphreys is well-qualified to serve as a member of the board of directors due to his investing experience, his knowledge of mergers and acquisitions and his business contacts.

Craig dos Santos has served as a member of our Board since February 2012. From February 2012 until July 2013, Mr. dos Santos served as our Chief Executive Officer. He also served as Chief Information Officer from July 2013 to February 2014.  Mr. dos Santos co-founded Andover Games in January 2011. In August 2009, Mr. dos Santos started the mobile division of Playdom and served in numerous positions, most recently as executive producer, until October 2010. Playdom focused on social games on Facebook and MySpace. While at Playdom, Mr. dos Santos grew the mobile team and launched games on iOS, Android and WebOS. As an early entrant into the mobile social games space, Mr. dos Santos helped Playdom launch Mobsters, Sorority Life and Social City, all of which were in the top 25 charts in the Apple App Store. Playdom also launched many other successful social games on Facebook before being sold to Disney for up to approximately $760 million in August 2010. Prior to Playdom, Mr. dos Santos was at iLike from July 2008 until February 2009. iLike was a launch partner during the first launch of the Facebook Platform. At iLike, Mr. dos Santos was in charge of monetization of applications and helped strike deals with Rhapsody, Ticketmaster, Comscore and Nielsen. iLike was sold to MySpace in 2009. From May 2006 until July 2008, Mr. dos Santos served as a principal of dos Santos and Partners, a partnership he founded that focused on brokering software services to India. From 2002 to 2006, Mr. dos Santos worked at Microsoft, where he was on the Microsoft Passport and Microsoft Windows Core Security teams. He was responsible for some of the security features in Windows XP as well as Windows Vista. Mr. dos Santos graduated from Rice University in 2003 with a Bachelors of Science in Electrical and Computer Engineering. We believe Mr. dos Santos is well-qualified to serve as a member of the board of directors due to his technical expertise and his business contacts.

Jeremy Zimmer has served as a member of our Board since February 2012. Mr. Zimmer is a founding partner, Chief Executive Officer and board member of United Talent Agency, a talent and literary agency formed in 1991. At United Talent Agency, Mr. Zimmer oversees more than 125 agents and over 350 employees in Beverly Hills and New York, representing many widely- known and award-winning artists working in all current and emerging areas of entertainment, including motion pictures, television, music, digital media, books, and branded entertainment. The agency is also recognized worldwide in the areas of film and television packaging, film finance, corporate consulting, branding & licensing, endorsements and the representation of production talent. Mr. Zimmer has been a key figure behind United Talent Agency’s growth beyond film and television representation, having established the agency’s Digital, Branding, Licensing, and Endorsements divisions. Mr. Zimmer is also involved in United Entertainment Group, a joint venture company which today is among the industry’s largest independent branded entertainment and integrated media firms providing marketing solutions to major consumer brands. From 1984 to 1989, Mr. Zimmer was with International Creative Management where he eventually led both the Motion Picture Literary and Motion Picture Packaging departments. Then he joined Bauer/Benedek Agency, a talent agency, and served as a Partner there until he co-founded United Talent Agency in 1991. Mr. Zimmer created and oversees United Talent Agency’s Agent Trainee Program and is a frequent speaker on the role of Hollywood in business and culture, and he has taught on the graduate level of UCLA’s Producers Program. He also sits on the Board of Overseers for the Hammer Museum. We believe Mr. Zimmer is well-qualified to serve as a member of the board of directors due to his operational experience and business contacts.

Ben Lewis has served as a member of our Board since February 2012. Mr. Lewis co-founded Andover Games in January 2011. Mr. Lewis co-founded Andover Games in January 2011. Mr. Lewis co-founded Tapjoy, a leader in mobile application distribution and monetization, in August 2008, with Lee Linden. Tapjoy started out with a single iPhone game, TapDefense, which was downloaded more than 20 million times and helped launch the Tapjoy ads platform. The Tapjoy ads platform was a new way to monetize free mobile applications. After reaching revenue of $1 million per month in March 2010, Tapjoy merged with Offerpal Media, which had a similar business model for Facebook traffic. By March 2011, Tapjoy had 70 employees and was generating over $100 million in annualized revenue and an estimated 60 percent of paid app distribution. Mr. Lewis then left to pursue a new mobile opportunity with Lee Linden called Karma Science, a San Francisco based mobile e-commerce company that makes products and services instantly giftable to millions of consumers from their smartphones. Karma Science was acquired by Facebook in May 2012 with Mr. Lewis continuing to be employed by that company. Mr. Lewis graduated from the University of Michigan with a Computer engineering degree in 2001. He started his professional career at Microsoft from July 2002 to August 2003 as one of the founding engineers of the Xbox Live team. He then returned to the University of Michigan to get his MBA. After graduating from Michigan again, Mr. Lewis went to pursue a career at Google as a Product Manager. While at Google from July 2005 to January 2009, Mr. Lewis managed many successful products including growing the Toolbar from 60 million to 200 million-plus users, managing the launch and growth of Google Checkout, adding sports scores to Search and other products, as well as winning two EMG awards for his work on client team products. While at the University of Michigan, Mr. Lewis also co-founded an internet company called Bidcentives with Lee Linden. We believe Mr. Lewis is well-qualified to serve as a member of the board of directors due to his technical expertise and his business contacts.

Limor Regular has served as our Chief Operating Officer since July 2013. Ms. Limor co-founded Kitara Media in June 2006 and has served as its Chief Operating Officer since then. Ms. Regular has also served as the Chief Operating Officer for NYPG and Adotas.com since June 2006. From 2001 to 2006, Ms. Regular worked at Oridian, Inc. where she served as the Director of Media and later Vice President of Operations. From 1998 to 2000, Ms. Regular worked at The State of Israel Ministry of Defense and from 1992 to 1996, she has served as an officer in the Israeli Air Force. From 1996 to 1998, Ms. Regular attended Barr-Ilan University in Israel where she received a B.A. in Psychology and Comparative Literature (summa cum laude). Ms. Regular also received a M.S. in Industrial and Organizational Psychology from Baruch College, City University of New York. Ms. Regular is the wife of Robert Regular.

Lisa VanPatten has served as our Chief Financial Officer since July 2013. Ms. VanPatten has twenty-five years of professional accounting, finance and management experience. From November 2011 until July 2013, Ms. VanPatten served as the Chief Financial Officer of Sunergy America LLC, a provider of commercial solar-power in the U.S. mid-Atlantic region. From November 2010 to November 2011, Ms. VanPatten served as the Vice President of Finance at Petra Solar, Inc., a solar manufacturing company. From September 2008 to October 2010, Ms. VanPatten served as the Chief Financial Officer of Swissray International, Inc., a digital x-ray manufacturer. From 2006 to 2008, Ms. VanPatten served as the Chief Financial Officer of Narrowstep, Inc., an internet television service provider. From 2004 to 2006, Ms. VanPatten served in a variety of positions at Vonage, a telecommunication service provider, including Vice President of Finance, Controller and Assistant Treasurer. Prior to this, Ms. VanPatten held a variety of financial positions with Doris Duke Foundation , RCN, Inc., ViaGate Technologies, Inc. and Fisons Instruments. Ms. VanPatten received a B.S. in Management from Rider University and an Associates degree in Accounting from Middlesex College.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) reports they file. Based solely on a review of such reports received by us and written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2013, all reports required to be filed by our officers, directors and persons who own more than ten percent of a registered class of our equity securities were filed on a timely basis.

Code of Ethics

In May 2006, our board of directors adopted a code of ethics that applies to our directors, officers and employees. We will provide a copy of our code of ethics to any person, upon request, without charge. Requests should be sent in writing to Kitara Media Corp., 525 Washington Blvd., Suite 2620, Jersey City, New Jersey 07310.

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

Our entire board of directors serves as our audit committee. Our board of directors has determined that Sam Humphreys would qualify as an audit committee financial expert within the meaning of the rules and regulations of the SEC and is independent as determined for audit committee members in accordance with the NASDAQ listing standards.

There were no material changes to the procedures by which security holders may recommend nominees to our board of directors in our last fiscal quarter.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth information concerning compensation of our principal executive officer and our two other most highly compensated executive officers earning in excess of $100 for services rendered in all capacities (our “named executive officers”) for the years ended December 31, 2013 and 2012:

Summary Compensation Table for Fiscal Years 2013 and 2012

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock/Unit Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non- Qualifed Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Robert Regular	2013	430	-	-	199	-	-	-	629
Chief Executive Officer	2012	-	-	-	-	-	-	-	-

Limor Regular	2013	197	-	-	42	-	-	-	239
Chief Operating Officer	2012	-	-	-	-	-	-	-	-

Lisa VanPatten	2013	65	-	-	104	-	-	-	169
Chief Financial Officer	2012	-	-	-	-	-	-	-	-

Craig dos Santos	2013	225	-	-	-	-	-	-	225
Former Chief Executive Officer	2012	262	-	-	-	-	-	-	262

Employment Agreements

We have entered into employment agreements with each of our named executive officers.  Additionally, we have entered into an employment agreement with Joshua Silberstein, who serves as our President.  The following is a summary of the employment agreements with each of our named executive officers and Mr. Silberstein.

Robert Regular. On July 1, 2013, we entered into an employment agreement with Mr. Regular. Under the employment agreement, we will employ Mr. Regular as our Chief Executive Officer. The employment agreement is for a four-year term. Mr. Regular will receive a base salary of $350 per year and will be eligible to earn an annual performance bonus targeted to be approximately 50% of his base salary upon meeting performance objectives as defined from time to time. Mr. Regular also received an initial stock option grant of options to purchase 2,400,000 shares of our common stock, such options exercisable at $0.20 per share (the closing price of our common stock on the date of grant) and vesting on a quarterly basis throughout the four-year vesting term of the agreement. The options have a contractual life of five years.

Unless terminated by us without “cause” or by Mr. Regular with “good reason” (as such terms are defined in the employment agreement), upon termination Mr. Regular will be entitled only to his base salary through the date of termination, valid expense reimbursements and certain unused vacation pay. If terminated by us without “cause” or by Mr. Regular with “good reason,” he is entitled to be paid his base salary through the end of the term at the rate of 200%, valid expense reimbursements, accrued but unused vacation pay, and any other compensation to which he would have been entitled if the agreement had not been terminated. Additionally, in such latter case, all of his options will immediately vest and become exercisable.

Joshua Silberstein. On December 3, 2013, we entered into an employment agreement with Mr. Silberstein. Under the employment agreement, we will employ Mr. Silberstein as our President. The term of the employment agreement commenced on December 3, 2013 and expires on December 3, 2017, unless it is terminated earlier as provided therein. Mr. Silberstein will earn an annual base salary of $300. Mr. Silberstein also received a one-time performance bonus in the amount of $125 upon the signing of the employment agreement and will receive an additional $125 payable on July 1, 2014. Mr. Silberstein will also be eligible to earn a yearly performance bonus equal to 50% of his base salary annually if certain mutually agreed upon performance objectives are met. Mr. Silberstein was also granted a five-year stock option to purchase 2,500,000 shares of our common stock at an exercise price of $0.26 per share (the closing bid price on the date of the Employment Agreement), which option vests on a quarterly basis over the term of the Employment Agreement. The options have a contractual life of five years.

Unless terminated by us without “cause” or by Mr. Silberstein with “good reason” (as such terms are defined in the employment agreement), upon termination Mr. Silberstein will be entitled only to his base salary through the date of termination, valid expense reimbursements and certain unused vacation pay.  In the event Mr. Silberstein terminates his employment for “Good Reason” (as defined in the employment agreement) or we terminate Mr. Silberstein’s employment without “Cause” (as defined in the employment agreement), Mr. Silberstein will be entitled to be paid his base salary through the end of the term at the rate of 200%, valid expense reimbursements, accrued but unused vacation pay, and any other compensation to which he would have been entitled if the agreement had not been terminated. In addition, all options granted to him will fully vest.

Limor Regular. On July 1, 2013, we entered into an employment agreement with Ms. Regular. Under the employment agreement, we will employ Ms. Regular as our Chief Operating Officer. The employment agreement is for a four-year term. Ms. Regular will receive a base salary of $225 per year and will be eligible to earn an annual performance bonus targeted to be approximately 50% of her base salary upon meeting performance objectives as defined from time to time. Ms. Regular also received an initial stock option grant of options to purchase 500,000 shares of our common stock, such options exercisable at $0.20 per share (the closing price of the Common Stock on the date of grant) and vesting on a quarterly basis throughout the 4-year vesting term of the agreement. The options have a contractual term of five years.

Unless terminated by us without “cause” or by Ms. Regular with “good reason” (as such terms are defined in the employment agreement), then upon termination Ms. Regular will be entitled only to her base salary through the date of termination, valid expense reimbursements and certain unused vacation pay. If terminated by us without “cause” or by Ms. Regular with “good reason,” she is entitled to be paid her base salary through the end of the term at the rate of 200%, valid expense reimbursements, accrued but unused vacation pay, and any other compensation to which she would have been entitled if the agreement had not been terminated. Additionally, in such latter case, all of her options will immediately vest and become exercisable.

Lisa VanPatten. On August 19, 2013, we entered into a written employment agreement with Ms. VanPatten. Under the employment agreement, we will employ Ms. VanPatten as our Chief Financial Officer. Ms. VanPatten will receive a base salary of $160 per year and will be eligible to earn an annual performance bonus targeted to be $40 if certain performance objectives are met. Ms. VanPatten was also granted options to purchase 500,000 shares of our common stock, such options exercisable at $0.50 per share and vesting in quarterly annual installments commencing on August 1, 2013 (i.e., an option for 31,250 shares per quarter). The employment agreement may be terminated by either party for any reason on 10 days’ prior written notice. Upon termination, Ms. VanPatten will be entitled to her base salary through the date of termination, valid expense reimbursements and certain unused vacation pay; provided that if the termination is by us without cause, Ms. VanPatten will also be entitled to an additional amount equal to two months of her base salary. Additionally, upon a change in control that results in Ms. VanPatten’s termination, Ms. VanPatten will be entitled to an amount equal to four months of her base salary.

Each of the employment agreements with Mr. Regular, Mr. Silberstein, Ms. Regular and Ms. VanPatten contains provisions for the protection of our intellectual property and for non-compete restrictions in the event of termination of the relevant employee (generally imposing restrictions on (i) employment or consultation with competing companies or customers, (ii) recruiting or hiring employees for a competing company and (iii) soliciting or accepting business from our customers for a period of one year following termination).

Craig dos Santos. Effective as of February 29, 2012, we entered into an employment agreement with Mr. Santos. The term of the employment agreement ran for two years unless terminated earlier as provided in the agreement, or unless extended by mutual written agreement between us and Mr. dos Santos. We did not enter into an extension with Mr. dos Santos and, accordingly, the employment agreement expired by its terms on February 29, 2014.

Under the employment agreement, we paid Mr. dos Santos an annual salary of $225 in exchange for his services. Mr. dos Santos was entitled to the medical, life, disability and other benefits as were generally afforded to our other executives, subject to applicable waiting periods and other conditions, and was entitled to paid vacation in accordance with our customary policy. We also paid or reimbursed Mr. dos Santos for all transportation, hotel and other expenses reasonably incurred by him on business trips and for all other ordinary and reasonable out-of-pocket expenses actually incurred by him in the conduct of our business.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes information concerning the outstanding equity awards, including unexercised options, unvested stock and equity incentive awards, as of December 31, 2013 for each of our named executive officers:

Outstanding Equity Awards at December 31, 2013

	Option Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options (#): Exercisable	Number of Securities Underlying Unexercised Options (#): Unexercisable	Option Exercise Price ($)	Option Expiration Date

Robert Regular	150,000	2,250,000	$0.20	6/30/2018
Chief Executive Officer

Limor Regular	31,250	468,750	$0.20	6/30/2018
Chief Operating Officer

Lisa VanPatten	31,250	468,750	$0.50	7/31/2018
Chief Financial Officer

Craig dos Santos	-	-	-	-
Former Chief Executive Officer

On July 1, 2013, as described above, Mr. Regular received an initial grant of stock options to purchase 2,400,000 shares of our common stock, such options exercisable at $0.20 per share and vesting on a quarterly basis throughout the four-year term of his employment agreement.

On July 1, 2013, as described above, Ms. Regular received an initial grant of stock options to purchase 500,000 shares of our common stock, such options exercisable at $0.20 per share and vesting on a quarterly basis throughout the four-year term of her employment agreement.

On August 1, 2013, Ms. VanPatten was granted options to purchase 500,000 shares of the Company’s common stock, such options exercisable at $0.50 per share and vesting in quarterly installments over four years.

Additionally, on December 3, 2013, Mr. Silberstein received an initial grant of stock options to purchase 2,500,000 shares of our common stock, such options exercisable at $0.26 per share and vesting on a quarterly basis throughout the four-year term of his employment agreement.

Retirement Plans

 We do not have any plans that provide for the payment of retirement benefits, or benefits that will be paid primarily following retirement. We do not have any contracts, agreements, plans or arrangements that provide for payment to a named executive officer at, following, or in connection with the resignation, retirement or other termination of such named executive officer, or a change in control of our company or a change in such named executive officer’s responsibilities following a change in control, except the payments described above pursuant to our employment agreements with our named executive officers.

Termination and Change in Control Payments

Each of our named executive officers is entitled to payment under his or her employment agreement upon termination of his or her employment with us, as described above. In addition, our 2013 Long-Term Incentive Equity Plan (the “2013 Plan”) and our 2012 Long-Term Incentive Equity Plan (the “2012 Plan” and together with the 2013 Plan, the “Plans”) provide that, in the event that a person or group acquires more than 50% of our stock in a transaction not approved by our board of directors, all of the stock options under such plans, including the stock options held by our named executive officers, will automatically vest and become immediately exercisable in full. The plans also provide that, in the event a person or group acquires more than 50% of our stock or more than 50% of our assets in a transaction approved by our board of directors, our board of directors may either accelerate the vesting of all of the stock options under such plans, including the stock options held by our named executive officers, or require the holders of any award granted under the plans to relinquish such award to us for cash.

Director Compensation

As of the date of this Form 10-K, except as described below, we have not established any compensation plan for the members of our board of directors.

Effective as of February 29, 2012, we entered into a consulting agreement with Traction and Scale, LLC, of which Richard Hecker, a former member of our board of directors, is the principal and controlling member. The consulting agreement provided for Traction and Scale, LLC to be paid an annual consulting fee of $150. In exchange, Traction and Scale, LLC performed such services as were mutually agreed upon. The term of the agreement was to run for two years. However, on July 1, 2013, at the closing of the transactions contemplated by the K/N Merger Agreement, the consulting agreement was terminated by mutual agreement between us and Traction and Scale, LLC. In connection with such termination, we paid Traction and Scale, LLC fees and expenses accrued through the date of termination.

Effective as of February 29, 2012, we entered into a consulting agreement with Ironbound, an affiliate of Jonathan Ledecky. The consulting agreement provided for Ironbound to receive an annual consulting fee of $150. In exchange, Mr. Ledecky was to serve as our Chairman of the Board and Interim Chief Financial Officer. Our Chief Executive Officer and Mr. Ledecky also agreed from time to time on other services to be performed by him under the agreement. The term of the agreement was to run for two years. However, on July 1, 2013, at the closing of the transactions contemplated by the K/N Merger Agreement, the consulting agreement was terminated by mutual agreement.

The following table sets forth information concerning compensation of our directors (other than directors who are also named executive officers and whose compensation is fully reflected in the Summary Compensation Table above) for the year ended December 31, 2013:

Name	All Other Compensation($)	Total Compensation($)
Sam Humphreys(1)	$0	$0
Jon Ledecky	$0	$0
Jeremy Zimmer	$0	$0
Ben Lewis	$0	$0
Richard Hecker(2)	$0	$0

(1)	Mr. Humphreys joined our board of directors effective July 1, 2013.

(2)	Mr. Hecker resigned from our board of directors effective July 1, 2013.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2014 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all of our officers and directors as a group.

The beneficial ownership of each person was calculated based on 83,156,969 shares of our common stock outstanding as of March 31, 2014, according to the record ownership listings as of that date, the beneficial ownership reports filed by 5% beneficial owners with the SEC and the verifications we solicited and received from each director and executive officer. The SEC has defined “beneficial ownership” to mean more than ownership in the usual sense. For example, a person has beneficial ownership of a share not only if he owns it in the usual sense, but also if he has the power (solely or shared) to vote, sell or otherwise dispose of the share. Beneficial ownership also includes the number of shares that a person has the right to acquire within 60 days of March 31, 2014, pursuant to the exercise of options or warrants or the conversion of notes, debentures or other indebtedness, but excludes stock appreciation rights. Two or more persons might count as beneficial owners of the same share. Unless otherwise noted, the following persons have sole voting and sole investment power with regard to the shares beneficially owned by them.

Name and Address of Beneficial Owner (1)	Amount of Beneficial Ownership		Percentage of Beneficial Ownership
Executive Officers and Directors:
Robert Regular	10,450,500	(2)	12%
Lisa VanPatten	62,500	(3)	*
Jonathan J. Ledecky 970 West Broadway, PMB 402 Jackson, Wyoming 83002	12,576,550	(4)	15%
Craig dos Santos 360 Ritch Street, Floor 3 San Francisco, CA 94107	6,000,000	(5)	7%
Ben Lewis 360 Ritch Street, Floor 3 San Francisco, CA 94107	2,500,000		3%
Jeremy Zimmer 9560 Wilshire Boulevard Beverly Hills, CA 90212	550,000	(6)	2%
Sam Humphreys c/o London Bay Capital, LLC 15 Funston Avenue San Francisco, CA 94129	0	(7)	0%
Joshua Silbertein	775,277	(8)	2%
Limor Regular	93,750	(9)	*
All officers and directors as a group (9 individuals)	33,008,077	(10)	39%
Five Percent Holders:
Selling Source, LLC c/o London Bay Capital, LLC 15 Funston Avenue San Francisco, CA 94129	32,145,294	(11)	39%
Ironbound Partners Fund LLC (12) 970 West Broadway, PMB 402 Jackson, Wyoming 83002	12,576,550		15%
Castile Ventures III L.P. 65 William Street, Suite 205 Wellesley, Massachusetts 02482	4,916,887	(13)	6%
___________________
*	Less than one percent.

(1)	Unless otherwise indicated, the business address of each individual is c/o Kitara Media Corp., 525 Washington Blvd, Suite 2620, Jersey City, New Jersey 07310.

(2)
This amount includes (i) 10,000,500 shares of common stock and (ii) 450,000 shares of common stock issuable upon exercise of stock options which may be exercised within 60 days.  Does not include 1,950,000 shares of common stock issuable upon exercise of the stock options, which may not be exercised within 60 days.

(3)
Includes 62,500 shares of common stock issuable upon exercise of stock options which may be exercised within 60 days.  Does not include 437,500 shares of common stock issuable upon exercise of the stock options, which may not be exercised within 60 days.

(4)	Represents shares held by Ironbound, of which Mr. Ledecky is managing member.

(5)	Includes 2,000,000 shares held by The Craig Marcel dos Santos 2012 Annuity Trust.

(6)	Includes 200,000 shares held by the Jeremy and Marisa Zimmer Living Trust.

(7)	Does not include any shares held by Selling Source, LLC. Mr. Humphreys is the Chief Executive Officer of London Bay Capital, LLC, which ultimately controls the securities held by Selling Source, LLC.

(8)
Includes 156,250 shares of common stock issuable upon exercise of stock options which may be exercised within 60 days.  Does not include 2,343,750 shares of common stock issuable upon exercise of the stock options, which may not be exercised within 60 days.

(9)
Includes 93,750 shares of common stock issuable upon exercise of stock options which may be exercised within 60 days.  Does not include 406,250 shares of common stock issuable upon exercise of the stock options, which may not be exercised within 60 days.

(10)
Includes 762,500 shares of common stock issuable upon exercise of stock options which may be exercised within 60 days.  Does not include 5,137,500 shares of common stock issuable upon exercise of the stock options, which may not be exercised within 60 days.

(11)	Includes 10,000,000 shares held by Robert Regular subject to a Voting Rights Agreement. Information derived from a Schedule 13D filed on July 8, 2013.

(12)	Mr. Ledecky is the managing member of Ironbound and as such has sole voting and dispositive power over such shares.

(13)	Information derived from a Schedule 13G filed on December 13, 2013.

Equity Compensation Plans

The following table provides certain information as of December 31, 2013 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the registrant are authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities reflected in first column)

Equity Compensation Plans approved by security holders	9,150,000	$0.31	2,850,000
Equity Compensation Plans not approved by security holders	-	$-	-
Total	9,150,000	$0.31	2,850,000

Incentive Equity Plans

On May 14, 2012, our board of directors adopted the 2012 Plan.  Effective as of December 3, 2013, our board of directors adopted the 2013 Plan.  Each of the Plans provides for the grant of stock options, stock appreciation rights, restricted stock and other stock-based awards to, among others, officers, directors, employees and consultants of ours and of our subsidiaries.  The following is a description of the material terms of each of the Plans:

Administration. Each Plan is administered by a committee designated by the board of directors or, in the absence of such a designation, by the board of directors. Any such committee designated by the board of directors must be comprised of at least two directors, all of whom are “outside directors,” as defined in the regulations issued under Section 162(m) of the IRC, and “non-employee “ directors, as defined in Rule 16b-3 under the Securities Exchange Act of 1934, as amended. References in this section to the “committee” refer to the committee designated by the board of directors or, if none, to the board of directors. Subject to the provisions of the Plan, the committee determines, among other things, the persons to whom from time to time awards may be granted, the specific type of awards to be granted, the number of shares subject to each award, share exercise prices, any restrictions or limitations on the awards, and any vesting, exchange, surrender, cancellation, acceleration, termination, exercise or forfeiture provisions related to the awards.

Stock Subject to the Plans. Each Plan reserves 6,000,000 shares of our common stock for issuance in accordance with the plan’s terms. Shares of stock subject to awards that are forfeited or terminated will be available for future award grants under the applicable Plan. If a holder pays the exercise price of a stock option by surrendering any previously owned shares of our common stock or arranges to have the appropriate number of shares otherwise issuable upon exercise withheld to cover the withholding tax liability associated with the stock option exercise, the shares surrendered by the holder or withheld by the company will not be available for future award grants under the plan.

Under the Plan, on a change in the number of shares of our common stock as a result of a dividend on shares of our common stock payable in shares of our common stock, a forward split or reverse split of our common stock, combination or exchange of our common stock, or other extraordinary or unusual event that results in a change in the shares of our common stock as a whole, the committee shall determine whether such change equitably requires an adjustment in the terms of any award in order to prevent dilution or enlargement of the benefits available under the plan or the aggregate number of shares reserved for issuance under the plan.

Eligibility. The committee may grant awards under the Plans to employees, officers, directors and consultants who are deemed to have rendered, or to be able to render, significant services to the Company or its subsidiaries or who are deemed to have contributed, or to have the potential to contribute, to its success. Notwithstanding the foregoing, no incentive stock option will be granted to any person who is not an employee of the Company or one of its subsidiaries at the time of grant.

Types of Awards. Stock options, stock appreciation rights, restricted stock and other stock-based awards may be granted under the Plans.

Options. Under the 2013 Plan, the committee may grant options that qualify as “incentive stock options” within the meaning of Section 422 of the IRC and options that do not so qualify. Either type of option may be granted alone or in combination with any other stock-based award under the plan. To the extent that any stock option intended to qualify as an incentive stock option does not so qualify, it shall constitute a separate non-qualified stock option.  No incentive stock options may be granted under the 2012 Plan.

The committee fixes the term of a stock exception; provided, however, that an incentive stock option may be granted only within the ten-year period commencing from the effective date of the applicable Plan and may only be exercised within ten years of the date of grant, or five years in the case of an incentive stock option granted to an individual who, at the time of grant, owns our common stock possessing more than 10% of the total combined voting power of all classes of voting stock of the Company (a “10% Shareholder”). The committee determines the exercise price per share of our common stock purchasable under a stock option, which may not be less than 100% of the fair market value on the day of the grant or, if greater, the par value of a share of our common stock; provided, however, that the exercise price of an incentive stock option granted to a 10% Shareholder may not be less than 110% of the fair market value on the date of grant. Subject to any limitations or conditions the committee may impose, stock options may be exercised, in whole or in part, at any time during the term of the stock option. Notwithstanding the foregoing, in the case of an incentive stock option, the aggregate fair market value (on the date of grant of the stock option) with respect to which incentive stock options become exercisable for the first time by a holder during any calendar year (under all such plans of the Company and its subsidiaries) may not exceed $100.

Generally, stock options granted under the Plans may not be transferred other than by will or by the laws of descent and distribution and all stock options are exercisable, during the holder’s lifetime, only by the holder, or in the event of legal incapacity or incompetency, the holder’s guardian or legal representative. However, a holder, with the approval of the committee, may transfer a non-qualified stock option to an immediate family member of the holder by gift or by domestic relations order or to an entity in which more than 50% of the voting interests are owned by the holder or immediate family members of the holder. The Committee may, in its sole discretion, permit transfer of an incentive stock option in a manner consistent with applicable tax and securities law upon the holder’s request.

Generally, if the holder is an employee, no stock options granted under the Plans may be exercised by the holder unless he or she is employed by the Company or one of its subsidiaries at the time of the exercise and has been so employed continuously from the time the stock options were granted. However, should a holder die while employed by the Company or one of its subsidiaries, unless otherwise provided in the stock option agreement, his or her legal representative or legatee under his or her will may exercise the decedent holder’s vested stock options for a period of 12 months from the date of his or her death, or such other greater or lesser period as the committee may specify in the stock option agreement, or until the expiration of the stated term of the stock option, whichever period is shorter. Similarly, in the event the holder’s employment is terminated due to disability or normal retirement, unless otherwise provided in the stock option agreement, the holder may still exercise his or her vested stock options for a period of 12 months, or such other greater or lesser period as the committee may specify in the stock option agreement, from the date of termination or until the expiration of the stated term of the stock option, whichever period is shorter. If the holder’s employment is terminated for any reason other than death, disability or normal retirement, unless otherwise provided in the stock option agreement, the stock option will automatically terminate, except that if the holder’s employment is terminated by the Company without cause, the holder may still exercise his or her vested stock options for a period of three months, or such other greater or lesser period as the committee may specify in the stock option agreement, from the date of termination or until the expiration of the stated term of the stock option, whichever period is shorter.

Stock Appreciation Rights. Under the Plans, the committee may grant stock appreciation rights to participants who have been, or are being, granted stock options under the plan as a means of allowing the participants to exercise their stock options without the need to pay the exercise price in cash, or the committee may grant them alone and unrelated to an option. Stock appreciation rights may be granted either at or after the time of the grant of non-qualified stock options. In the case of incentive stock options, a stock appreciation right may be granted only at the time of the grant of the incentive stock option. A stock appreciation right entitles the holder to receive a number of shares of our common stock having a fair market value equal to the excess fair market value of our common stock on the date of exercise over the exercise price of the related stock option (or the fair market value of our common stock on the date of grant, if granted alone), multiplied by the number of shares subject to the stock appreciation right.

Restricted Stock. Under the Plans, the committee may award shares of restricted stock either alone or in addition to other awards granted under the plan. The committee determines the persons to whom grants of restricted stock are made, the number of shares to be awarded, the price (if any) to be paid for the restricted stock by the person receiving the stock from the Company, the time or times within which awards of restricted stock may be subject to forfeiture, the vesting schedule and rights to acceleration thereof, and all other terms and conditions of the restricted stock awards.

Other Stock-Based Awards. Under the Plans, the committee may grant other stock-based awards, subject to limitations under applicable law that are denominated or payable in, valued in whole or in part by reference to, or otherwise based on, or related to, shares of our common stock, as deemed consistent with the purposes of the plan. These other stock-based awards may be awarded either alone, in addition to, or in tandem with any other awards under the Plans or any of the Company’s other plans.

Accelerated Vesting and Exercisability. If any one person, or more than one person acting as a group, acquires the ownership of stock of the company that, together with the stock held by such person or group, constitutes more than 50% of the total fair market value or combined voting power of the stock of the company, and the company’s board of directors does not authorize or otherwise approve such acquisition, then the vesting periods of any and all stock options and other awards granted and outstanding under the Plans shall be accelerated and all such stock options and awards will immediately and entirely vest, and the respective holders thereof will have the immediate right to purchase and/or receive any and all our common stock subject to such stock options and awards on the terms set forth in the plan and the respective agreements respecting such stock options and awards. An increase in the percentage of stock owned by any one person, or persons acting as a group, as a result of a transaction in which the company acquires its stock in exchange for property is not treated as an acquisition of stock.

The committee may, in the event of an acquisition by any one person, or more than one person acting as a group, together with acquisitions during the 12-month period ending on the date of the most recent acquisition by such person or persons, of assets from the company that have a total gross fair market value equal to or more than 50% of the total gross fair market value of all of the assets of the company immediately before such acquisition or acquisitions, or if any one person, or more than one person acting as a group, acquires the ownership of stock of the company that, together with the stock held by such person or group, constitutes more than 50% of the total fair market value or combined voting power of the stock of the company, which has been approved by the company’s board of directors, (i) accelerate the vesting of any and all stock options and other awards granted and outstanding under the 2013 Plan, or (ii) require a holder of any award granted under the plan to relinquish such award to the company upon the tender by the company to the holder of cash in an amount equal to the repurchase value of such award. For this purpose, gross fair market value means the value of the assets of the company, or the value of the assets being disposed of, determined without regard to any liabilities associated with such assets.

Notwithstanding any provisions of the Plans or any award granted thereunder to the contrary, no acceleration shall occur with respect to any award to the extent such acceleration would cause the plan or an award granted thereunder to fail to comply with Section 409A of the IRC.

Award Limitation. Subject to a one time amendment made to each of the Plans, no participant may be granted awards for more than 600,000 shares in any calendar year.

Term and Amendments. Unless terminated by the Board, the Plans shall continue to remain effective until no further awards may be granted and all awards granted under the applicable Plan are no longer outstanding, except that grants of incentive stock options may only be granted prior to December 3, 2023 for the 2013 Plan. In addition, if the 2013 Plan is not approved by December 3, 2014 by the affirmative vote of the holders of a majority of our common stock cast at a duly held stockholders’ meeting at which a quorum is, either in person or by proxy, present and voting, then no incentive stock options may be granted under the plan and all incentive stock options previously granted will be automatically converted into non-qualified stock options.

The board may at any time, and from time to time, amend the Plans, provided that no amendment will be made that would impair the rights of a holder under any agreement entered into pursuant to the Plans without the holder’s consent.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Transactions

In connection with our initial public offering in May 2006, the holders of the shares issued to our founders entered into a registration rights agreement with us providing for registration rights with respect to such shares. The holders of the majority of these shares are entitled to make up to two demands that we register these shares. The holders of the majority of these shares may elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are released from escrow. In addition, these stockholders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the date on which these shares of common stock are released from escrow. We will bear the expenses incurred in connection with the filing of any such registration statements.

On February 29, 2012, at the closing of the merger with Andover Games, we completed a private placement of 4,000,000 shares of our common stock for an aggregate of $2,000. Ironbound purchased an aggregate of 500,000 shares of our common stock in such private placement, of which a portion was through the cancellation of a promissory note held by Ironbound that was outstanding. Jeremy Zimmer also purchased 100,000 shares of common stock in such private placement. Pursuant to the merger agreement with Andover Games, we were obligated to use our commercial best efforts to raise at least an additional $2,000 of equity capital through the sale of its capital stock (the “Equity Raise Obligation”).

On March 14, 2012, in satisfaction of the registration rights described in the preceding paragraphs, we filed a registration statement covering the resale of the securities to which the registration rights applied. The registration statement was declared effective on July 13, 2012. We paid the expenses incurred in connection with the filing of the registration statement.

On May 14, 2012, Ironbound agreed that if we were unable to identify investors to purchase all of the remaining $2 million of shares of common stock in satisfaction of its Equity Raise Obligation, Ironbound would purchase such remaining shares.  In connection with the consummation of the transactions contemplated by the K/N Merger Agreement, this obligation was terminated.

On January 7, 2013, we entered into a letter agreement with United Talent Agency (“UTA”). UTA is an affiliate of Jeremy Zimmer, a member of our board of directors. Under the agreement, UTA was to assist us in structuring partnerships with media companies, brands and/or personalities who have not been previously introduced to us (a “Target”), with the purpose of creating licensed games for mobile or social platforms. The agreement was for a term of six months, with a six month tail. UTA was to receive (i) a retainer of $15 per month of the term and (ii) a commission equal to 10% of the “net profits” (as defined in the agreement) on each product resulting from a partnership that is entered into with a Target prior to the expiration of the tail. In June 2013, we terminated this agreement in exchange for our issuing UTA an aggregate of 180,000 shares of our common stock.

On July 1, 2013, in connection with the consummation the transactions contemplated in K/N Merger Agreement, the Company entered into a registration rights agreement (the “K/N Registration Rights Agreement”) with Selling Source and Robert Regular (collectively, the “K/N Signing Holders”). Pursuant to the K/N Registration Rights Agreement, we must, at our expense and upon the demand of the K/N Signing Holders holding at least 30% of the shares issued in the mergers, use our reasonable best efforts to file a registration statement for such shares within 90 days (or 45 days if we are eligible to file a registration statement on Form S-3) after we receive a written demand from such holders. Subject to certain limitations, the K/N Registration Rights Agreement also provides the K/N Signing Holders certain piggyback registration rights for underwritten public offerings that we may effect for our own account or for the benefit of other selling stockholders.

To provide for our and the K/N Signing Holders’ post-closing respective indemnification rights, we, the Committee (as defined in the K/N Merger Agreement), the Representatives (as defined in the K/N Merger Agreement) and Continental Stock Transfer and Trust Company entered into an escrow agreement (the “K/N Escrow Agreement”), pursuant to which an aggregate amount of shares equal to ten percent of the shares (“K/N Escrow Shares”) received by the K/N Signing Holders at closing was deposited in escrow. The K/N Escrow Shares will be released on the 5th business day after we are required to file our Annual Report on Form 10-K with the SEC for the year ending December 31, 2013, less any amount of shares due in satisfaction of or reserved with respect to indemnification claims by the parties (including claims made by us as a result of the litigation described under the heading “Litigation” contained in Note 7 to our consolidated financial statements included in Part II, Item 8 of this Form 10-K.

In addition, on July 1, 2013, we sold an aggregate of 4,000,000 shares of common stock to Ironbound on a private placement basis, for an aggregate purchase price of $2,000, or $0.50 per share, of which $300 was from the conversion of outstanding promissory notes held by Ironbound. We also issued the Closing Notes to Robert Regular. The largest amount due under the Closing Notes since their issuance was $300, the amount due under the Closing Notes as of March 31, 2014 was $302 and the total amount of principal and interest paid since their issuance was $0.

On December 3, 2013, under the HG Merger Agreement, we granted certain registration rights to the former holders of the capital stock of Health Guru Media, including Joshua Silberstein, our President.  We agreed to file, within six months of the closing, a registration statement with the SEC covering the resale by the former holders of the capital stock of Health Guru Media of the shares of common stock received by them in the merger and to use our best efforts (i) to have such registration statement declared effective as promptly as practicable and (ii) to maintain the effectiveness of the registration statement until the shares may be resold without registration and without volume limitation under an exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”), or until all of the shares have been resold.

To provide a fund for the parties’ rights to indemnification under the HG Merger Agreement, ten percent of the shares of our common stock (the “HG Escrow Shares”) received by the former holders of the capital stock of Health Guru Media was deposited in escrow in accordance with the terms of an escrow agreement (the “HG Escrow Agreement”), dated as of December 3, 2013, with Reitler Kailas & Rosenblatt LLC, as representative of the former holders of the capital stock of Health Guru Media, and Continental Stock Transfer & Trust Company, as escrow agent. The HG Escrow Shares, less the net amount of shares applied in satisfaction of or reserved with respect to indemnification claims made by us, will be released to the former holders of the capital stock of Health Guru Media on the 5th business day after we are required to file our Annual Report on Form 10-K for the year ending December 31, 2014 (or earlier under certain situations as described in the HG Escrow Agreement), but in no event later than April 15, 2015.

In addition, on December 3, 2013, we sold an aggregate of 4,000,000 shares of common stock on a private placement basis to several accredited investors, including Ironbound and Jeremy Zimmer, for an aggregate of $2,000, or $0.50 per share.

We have received various accounting, human resource and information technology services from the Selling Source.  For the years ended December 31, 2013 and 2012, we and our predecessor, Kitara Media, recorded management fees for services performed by Selling Source on our behalf of $251 and $399, respectively. The amount owed to Selling Source for the year ended December 31, 2013 included an aggregate of $170 for services provided by Selling Source to us since the closing of the mergers contemplated by the K/N Merger Agreement. In addition, as part of the K/N Merger Agreement, we were required to pay Selling Source cash equal to the amount of Kitara Media’s working capital at closing that exceeded $2,500. On October 21, 2013, we issued 2,145,294 of common stock to Selling Source in satisfaction of the $904 working capital adjustment and the $170 liability for services provided by Selling Source to us.

Related party policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interest, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5 percent beneficial owner of our common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10 percent beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

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

Independence of Directors

Though we are not listed on a national securities exchange, we have elected to adhere to the rules of The Nasdaq Stock Market, LLC (“Nasdaq”) in determining whether a director is independent. Our board of directors consults with its counsel to ensure that the board’s determinations are consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors. Nasdaq requires that a majority of the board must be composed of “independent directors,” which is defined generally as a person other than an officer of a company, who does not have a relationship with the company that would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Consistent with these considerations, we determined that Messrs. Humphreys, Zimmer and Lewis are independent directors.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

During the years ended December 31, 2013 and 2012, Marcum LLP (“Marcum”) was engaged as our principal independent registered public accounting firm to audit our financial statements.

Audit Fees

We paid Marcum approximately $164 and $92 in fees for audit and review services and consents in registration statements for the years ended December 31, 2013 and 2012, respectively.

Audit-Related Fees

We paid Marcum approximately $46 and $0 in fees for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and were not reported above during the years ended December 31, 2013 and December 31, 2012, respectively. These services included acquisition related due diligence or audits.

Tax Fees

We paid Marcum approximately $10 and $0 in fees for professional services rendered for tax compliance, tax advice and tax planning during the years ended December 31, 2013 and December 31, 2012, respectively.

All Other Fees

We did not pay any fees to Marcum during the years ended December 31, 2013 and December 31, 2012 for any services other than the services reported above.

Audit Committee Approval

We currently do not have an audit committee. However, our board of directors has approved all of the services described above.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)           The following documents are filed as part of this Form 10-K:

(1)           Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

Financial Statements:

Balance Sheet

Statement of Operations

Statement of Changes in Stockholders’ Equity

Statement of Cash Flows

Notes to Financial Statements

The financial statements follow the signature page of this Annual Report.

(2)           Financial Statement Schedules:

None.

(3)	Exhibits:

Exhibit No.	Description
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

2.4
Merger Agreement and Plan of Reorganization, dated as of June 12, 2013, among Ascend Acquisition Corp., Ascend Merger Sub, LLC, Ascend Merger Sub, Inc., Kitara Media, LLC, New York Publishing Group, Inc. and the signing holders listed on the “Signing Holder Signature Page” thereto. (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on June 12, 2013.)

2.5
Amendment No. 1 to Merger Agreement and Plan of Reorganization, dated as of July 1, 2013, among Ascend Acquisition Corp., Ascend Merger Sub, LLC, Ascend Merger Sub, Inc., Kitara Media, LLC, New York Publishing Group, Inc. and the signing holders listed on the “Signing Holder Signature Page” thereto (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on July 5, 2013.)

2.6
Merger Agreement and Plan of Reorganization, dated as of December 3, 2013, by and among Kitara Media Corp., Kitara Media Sub, Inc., Health Guru Media, Inc. and those certain securityholders of Health Guru executing the signature page attached thereto.  (Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on December 4, 2013.)

3.1
Second Amended and Restated Certificate of Incorporation. (Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 and filed with the SEC on March 31, 2009.)

3.2
Certificate of Amendment of the Certificate of Incorporation of Ascend Acquisition Corp. (Incorporated by reference to Appendix A of the Company’s Information Statement on Schedule 14C filed on July 26, 2013.)

3.3	By-Laws. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 or amendments thereto (SEC File No. 333-131529.)

4.1	Specimen Common Stock Certificate. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 or amendments thereto (SEC File No. 333-131529.)

10.1	Form of Subscription Agreement between Registrant and the certain investors. (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on March 6, 2012.)

10.2	Form of Indemnification Agreement. (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on March 6, 2012.)

Exhibit No.	Description
10.3	2012 Long-Term Incentive Equity Plan. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1/A filed with the SEC on May 25, 2012.)

10.4
Registration Rigths Agreement, dated as of July 1, 2013, by and among Ascend Acquisition Corp., Selling Source, LLC and Robert Regular. (Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on July 5, 2013.)

10.5
Escrow Agreement, dated as of July 1, 2013, by and among Ascend Acquisition Corp., the representatives of the former sole Member of Kitara Media, LLC and the former sole stockholder of New York Publishing Group, Inc., the committee representing the interests of Ascend Acquisition Corp. and Continental Stock Transfer & Trust Company. (Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on July 5, 2013.)

10.6
Form of Lock-Up Agreement between Registrant and each of the NYPG Signing Holder, the Kitara Signing Holder, Jonathan J. Ledecky, Ironbound, Jeremy Zimmer, Ben Lewis, Lee Linden and Craig dos Santos. (Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on July 5, 2013.)

10.7*
Employment Agreement, dated as of July 1, 2013, by and between Ascend Acquisition Corp. and Robert Regular. (Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on July 5, 2013.)

10.8*
Employment Agreement, dated as of July 1, 2013, by and between Ascend Acquisition Corp. and Limor Regular.  (Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on July 5, 2013.)

10.9*	Employment Agreement by and between Ascend Acquisition Corp. and Lisa VanPatten. (Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on August 20, 2013.)

10.10	Credit and Security Agreement. (Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on November 7, 2013.)

10.11	Form of Continuing Guaranty. (Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on November 7, 2013.)

10.12	Form of Collateral Pledge Agreement. (Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on November 7, 2013.)

10.13
Form of Lock-Up Agreement between the Registrant and each officer and director of Health Guru and each Health Guru Stockholder. (other than certain agreed upon Health Guru Stockholders). (Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on December 4, 2013.)

10.14*
Employment Agreement, dated as of December 3, 2013, by and between Joshua Silberstein and Kitara Media Corp. (Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on December 4, 2013.)

10.15
Indemnification Agreement, dated as of December 3, 2013, between the Company and Joshua Silberstein. (Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on December 4, 2013.)

10.16	Kitara Media Corp. 2013 Long-Term Incentive Equity Plan (Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on December 4, 2013.)

21	List of subsidiaries of the Registrant.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March 2014.

KITARA MEDIA CORP.

By:	/s/ Robert Regular
Robert Regular
Chief Executive Officer
(Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert Regular	Chief Executive Officer (Principal Executive Officer)	March 31, 2014
Robert Regular

/s/ Lisa VanPatten	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2014
Lisa VanPatten

/s/ Joshua Silberstein	President and Director	March 31, 2014
Joshua Silberstein

/s/ Jonathan J. Ledecky	Non-Executive Chairman of the Board	March 31, 2014
Jonathan J. Ledecky

/s/ Sam Humphreys	Director	March 31, 2014
Sam Humphreys

/s/ Craig dos Santos	Director	March 31, 2014
Craig dos Santos

/s/ Jeremy Zimmer	Director	March 31, 2014
Jeremy Zimmer

/s/ Ben Lewis	Director	March 31, 2014
Ben Lewis

Kitara Media Corp.

INDEX TO CONSOLIDATED FINANCIAL STATEMENT FOR THE YEARS ENDED DECEMEBER 31, 2013 AND 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Kitara Media Corp.

We have audited the accompanying consolidated balance sheets of Kitara Media Corp. and Subsidiaries (the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kitara Media Corp. and Subsidiaries, as of December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

Marcum LLP
Melville, NY

March 31, 2014

Kitara Media Corp. and Subsidiaries
Consolidated Balance Sheets
($ in thousands, except share and per share data)

	December 31,	December 31,
	2013	2012

ASSETS
CURRENT ASSETS
Cash	$2,478	$0
Accounts receivable, net	10,061	7,595
Prepaid expenses	268	115
Other assets	0	5
TOTAL CURRENT ASSETS	12,807	7,715

Property and equipment, net	910	129
Restricted cash	183	124
Deferred financing costs	74	0
Intangible assets	2,126	386
Goodwill	11,816	0
TOTAL ASSETS	27,916	8,354

LIABILITIES
CURRENT LIABILITIES
Cash overdraft	0	670
Accounts payable and accrued liabilities	4,629	2,435
Accrued compensation	1,180	214
Due to related party	0	343
Short term debt	3,304	0
TOTAL CURRENT LIABILITIES	9,113	3,662

COMMITMENTS AND CONTINGENCIES
Deferred rent	9	20
Deferred tax liability	272	0
Other liabilities	224	0
Note payable stockholder, non-current	302	0
TOTAL LIABILITIES	9,920	3,682

STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value, authorized 300,000,000 shares, issued and outstanding 83,156,969 and 20,000,000, respectively	8	2
Additional paid-in capital	17,820	4,316
Retained earnings	168	354
TOTAL STOCKHOLDERS' EQUITY	17,996	4,672
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$27,916	$8,354

See accompanying notes to consolidated financial statements

Kitara Media Corp. and Subsidiaries
Consolidated Statements of Operations
($ in thousands, except share and per share data)

	Year Ended
	December 31,
	2013	2012

Revenue	$25,377	$23,557
Cost of revenue	17,148	18,598
Gross Profit	8,229	4,959

Operating expenses
Employee expenses	5,097	4,672
Related party expenses	251	399
Impairment of property and equipment	0	649
Other operating expenses	2,432	1,316
Depreciation and amortization	525	748
Total operating expenses	8,305	7,784

Operating (loss)	(76)	(2,825)

Other (expense)	(43)	(5)

Loss before income taxes	(119)	(2,830)

Income taxes	(67)	0

Net (Loss)	$(186)	$(2,830)

Net (Loss) per Common Share - Basic	$(0.00)	$(0.14)

Weighted-Average Number of shares outstanding - Basic	41,897,560	20,000,000

Net (Loss) per Common Share - Diluted	$(0.00)	$(0.14)

Weighted-Average Number of shares outstanding - Diluted	41,897,560	20,000,000

See accompanying notes to consolidated financial statements

Kitara Media Corp. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
($ in thousands, except share and per share data)

	Common stock		Additional Paid in Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Amount	Amount	Amount

Balance at January 1, 2012	20,000,000	$2	$1,237	$3,184	$4,423
Member's Capital Contributions			3,079		3,079
Net Loss				(2,830)	(2,830)
Balance at December 31, 2012	20,000,000	$2	$4,316	$354	$4,672

Distributions to former members of Kitara			(699)		(699)
Reverse Merger with Ascend Acquisition Corp. on July 1, 2013	51,206,700	5	(605)		(600)
10,000,000 shares issued on July 1, 2013 in consideration for the acquisition of NYPG	10,000,000	1	1,999		2,000
Private placement on July 1, 2013 of 4,000,000 shares at $0.50 per share	4,000,000		2,000		2,000
Contribution of 25,813,075 shares on July 1, 2013 for no consideration	(25,813,075)	(3)	3		0
Repurchase of 381,950 shares on July 1, 2013	(381,950)		(50)		(50)
Shares issued on October 21, 2013 to satisfy working capital adjustment and accrued expenses related to services provided - related to the reverse merger with Ascend	2,145,294		170		170
18,000,000 shares issued on December 3, 2013 in consideration for the acquisition of Health Guru	18,000,000	2	8,598		8,600
Private Placement on December 3, 2013 of 4,000,000 shares at $0.50 per share	4,000,000	1	1,999		2,000
Stock based compensation			89		89
Net loss				(186)	(186)
Balance, December 31, 2013	83,156,969	$8	$17,820	$168	$17,996

See accompanying notes to consolidated financial statements

Kitara Media Corp. and Subsidiaries
Consolidated Statements of Cash Flows
($ in thousands)

	Year Ended
	December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(186)	$(2,830)
Adjustments to reconcile net (loss) to net cash used in operating activities
Depreciation and amortization	525	748
Asset impairment of property and equipment		649
Stock-based compensation	89	0
Deferred rent amortization	(11)	(9)
Provisions for bad debt	301	(8)
Loss on disposal of property and equipment	58	0
Changes in Assets and Liabilities
Accounts receivable, net	214	(2,321)
Prepaid expenses	111	111
Other Assets	0	50
Accounts payable and accrued liabilities	(1,538)	668
Accrued compensation	222	142
Due to related party	(173)	0
Net cash used in operating activities	(388)	(2,800)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(746)	(593)
Cash acquired in reverse merger with Ascend	2	0
Cash acquired in acquisition of Health Guru/Gather	754	0
Cash acquired in Kitara/NYPG merger	6	0
Net cash provided by/(used in) investing activities	16	(593)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital (distributions to) contributions from members	(699)	3,079
Repayments under lines of credit	(119)	0
Borrowings under lines of credit	841	0
Deferred financing costs	(74)	0
Repayments of term loans	(79)	0
Proceeds from private placement	3,700	0
Repurchase of stock	(50)	0
Changes in cash overdraft from financial institution, net	(670)	314
Net cash provided by financing activities	2,850	3,393

Net increase in cash	2,478	0
Cash at beginning of period	0	0
Cash at end of period	$2,478	$0

Supplemental disclosure to cash flow information:
Cash paid for Interest	43	0
Cash paid for Taxes	4	0

Supplemental disclosure of non-cash financing activities:
Net assets acquired in connection with the acquisition of New York Publishing Group including the acquisition of $2,662 in short term debt (see Note 13)	$2,000	$0
Net assets acquired in connection with the acquisition of Health Guru including the acquisition of $300 in promissory notes payable (see Note 13)	$8,600	$0
Accrued working capital adjustment related to the Kitara reverse acquisition	$1,074	$0
Conversion of promissory notes to equity	$300	$0

See accompanying notes to consolidated financial statements

Kitara Media Corp. and Subsidiaries
Notes to Consolidated Financial Statements
($ in thousands, except share and per share data)

1. Organization and Description of Business

Kitara Media Corp. (the “Company”) operates through its wholly owned subsidiaries, Kitara Media, LLC, a Delaware limited liability company (“Kitara Media”), Health Guru Media, Inc., a Delaware corporation (“Health Guru Media”), and New York Publishing Group, Inc., a Delaware corporation (“NYPG”). Kitara Media is an online video solutions provider that seeks to increase revenue to website publishers. Health Guru Media is the operator of Healthguru.com, an online health video resource site. NYPG is a publisher of Adotas.com, a website and daily email newsletter.

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

On June 12, 2013, the Company entered into a Merger Agreement and Plan of Reorganization (“K/N Merger Agreement”) with Ascend Merger Sub, LLC, a Delaware limited liability company and wholly owned subsidiary (“K/N Merger Sub LLC”), Ascend Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary (“K/N Merger Sub Inc.”), Kitara Media, NYPG, and those security holders of Kitara Media and NYPG executing the “Signing Holder Signature Page” thereto, which security holders held all of the outstanding membership interests of Kitara Media (“Selling Source” or the “Kitara Signing Holder”) and all of the outstanding shares of common stock of NYPG (the “NYPG Signing Holder” and together with the Kitara Signing Holder, the “Signing Holders”). The K/N Merger Agreement contemplated the (i) merger of K/N Merger Sub LLC with and into Kitara Media with Kitara Media surviving the merger and (ii) merger of K/N Merger Sub Inc. with and into NYPG with NYPG surviving the merger (collectively, the “Mergers”).

On July 1, 2013, the Company consummated the transactions contemplated by the K/N Merger Agreement. At the close of the Mergers, (i) the Kitara Signing Holder, holder of all of the outstanding membership units of Kitara Media, received an aggregate of 20,000,000 shares of the Company’s common stock and (ii) the NYPG Signing Holder, holder of all outstanding and issued shares of NYPG common stock, received (a) an aggregate of 10,000,000 shares of the Company’s common stock and (b) two promissory notes (collectively, the “Closing Notes”), one in the amount of $100 being due and payable on January 1, 2014, which was subsequently refinanced through January 1, 2015, and one in the amount of $200 being due and payable on January 1, 2023 to replace the existing advances from stockholder of NYPG. The terms of the agreement provided for an adjustment to the merger consideration between the Company and Kitara dependent on a calculation of Kitara Media’s Closing Working Capital, as defined in the K/N Merger Agreement. The amount of this adjustment was determined to be $904 (See Note 8). Each of the Closing Notes accrues interest at a rate of 1% per annum, which will be due at the time the Closing Notes become due and payable. Also on July 1, 2013, as a condition to closing the K/N Merger Agreement, certain stockholders of the Company contributed an aggregate of 25,813,075 shares of common stock to the Company for cancellation without the payment of any additional consideration. Also in connection with the consummation of the K/N Merger Agreement, the Company sold an aggregate of 4,000,000 shares of the Company Common Stock to Ironbound Partners Fund LLC, an affiliate of the Company’s then Interim Chief Financial Officer (“Ironbound”), on a private placement basis, for an aggregate purchase price of $2,000 or $0.50 per share, of which $300 was through the conversion of outstanding promissory notes held by Ironbound. The issuance was made in reliance upon exemptions provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering and Regulation D promulgated thereunder. In addition, the Company repurchased 381,950 shares from a stockholder simultaneously with the closing of the Mergers. Prior to June 30, 2013, the operations of Andover Games were formally discontinued. On July 1, 2013, the financial statements of Kitara Media became the Company’s financial statements and the Company’s operations became entirely that of Kitara Media and NYPG.

For accounting purposes, the acquisition of Kitara Media was treated as an acquisition of the Company by Kitara Media and as a recapitalization of Kitara Media as the member of Kitara Media held a large percent of the Company’s shares and exercises significant influence over the operating and financial policies of the consolidated entity and the Company was a non-operating public registrant prior to the transaction. Pursuant to ASC 805-10-11 through 55-15, the merger or acquisition of a private operating company into a non-operating public registrant with nominal assets is considered a capital transaction in substance rather than a business combination. As a result, the consolidated balance sheets, statements of operations, and statements of cash flows of Kitara Media have been retroactively updated to reflect the recapitalization.

 Additionally, the historical consolidated financial statements of Kitara Media are now reflected as those of the Company. For accounting purposes, the acquisition of NYPG by the Company was treated as a business combination.

On August 19, 2013, the Company filed with the Secretary of State of the State of Delaware an amendment to its certificate of incorporation to change the Company’s name from “Ascend Acquisition Corp.” to “Kitara Media Corp.” to better reflect the Company’s operations following the Mergers.

On December 3, 2013, the Company acquired Health Guru Media. Pursuant to the agreement, Health Guru Media security holders received an aggregate of 18,000,000 shares of the Company’s common stock. As part of the transaction, the Company raised $2,000 from qualified investors in a private offering priced at $0.50 per share, including from Ironbound and another member of the Company’s board of directors. For accounting purposes, the acquisition of Health Guru Media by the Company was treated as a business combination.

2. Summary of Significant Accounting Policies

Basis of Presentation
The accompanying consolidated financial statements and footnotes have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and applicable rules and regulations of the Securities and Exchange Commissions (the “SEC”) regarding consolidated financial information.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated in the accompanying consolidated financial statements.

Use of Estimates
The Company’s consolidated financial statements are prepared in conformity with US GAAP, which requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and the accompanying notes. Actual results could differ materially from these estimates. The Company’s most significant estimates relate to the accounts receivable allowance, the valuation allowance on deferred tax assets, the valuation of stock options, the valuation of contingent consideration from historical business combinations, and the value of intangible assets and goodwill.

Cash and Cash Equivalents
The Company considers all short-term, highly liquid investments with an original maturity at the date of purchase of three months or less to be cash equivalents. The Company maintains cash balances that may be uninsured or in deposit accounts that exceed Federal Deposit Insurance Corporation limits.  The Company maintains its cash deposits with major financial institutions.

Restricted Cash
Restricted cash at December 31, 2013 and 2012, represents two security deposits. One is to be maintained in the form of an unconditional, irrevocable letter of credit issued to the benefit of the landlord for the corporate office space the Company has leased. The other is in the form of a deposit that will be held until the Company no longer occupies the office space for NYPG. The letter of credit is subjected to renewal annually until the lease expires.

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

The allowance for doubtful accounts as of December 31, 2013 and  2012 was $343, and $243, respectively.

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

The Company follows the guidance of ASC Topic 350-40, “Internal-Use Software” and ASC Topic 985-20, “Costs of Software to be Sold, Leased or Marketed” in regards to the capitalization of software development costs. The Company’s unamortized capitalized costs related software to be sold, leased or marketed were $0 and $0 as of December 31, 2013 and 2012, respectively. The Company’s amortization of these capitalized software development costs for the years ended December 31, 2013 and 2012 was $0 and $279, respectively. The Company’s impairment losses was $0 and $649 for the years ended December 31, 2013 and 2012, respectively.

The Company capitalizes certain costs related to its software developed or obtained for internal use in accordance with ASC 350-40. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. Internal and external costs incurred during the application development stage, including upgrades and enhancements representing modifications that will result in significant additional functionality, are capitalized.  Software maintenance and training costs are expensed as incurred. Capitalized costs are recorded as part of property and equipment and are amortized on a straight-line basis over the software’s estimated useful life. The Company evaluates these assets for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

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

At the time a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, any remaining capitalized amounts are written off.  During the year ended December 31, 2012 the Company recognized an impairment loss of $649, relating to non-recoverable capitalized software development costs.    The impairment charge was based on the fact that the Company will not be able to recover the value of its capitalized costs based on expected future cash flows related to its software.  The impairment charge which reduced the capitalized costs related to a specific software project to $0 were based on non-recurring Level 3 fair value measurement and which are based on unobservable inputs (which reflect the Company’s internal markets assumptions) that are supported by little or no market activity and that are significant to the fair value of the asset. No impairment losses were recognized for the year ended December 31, 2013.

Intangible Assets
The Company recorded intangible assets for its customer relationships and publisher relationships as a result of its acquisition by the Kitara Signing Holder, on August 31, 2010. The Company also recorded intangible assets for the assets acquired from NYPG for its subscribers and website on July 1, 2013.  In connection with the Company’s acquisition of Health Guru Media, the Company recorded intangible assets for their advertiser relationships, video library and domain names for Healthguru.com and Gather.com.

For intangible assets with definite useful lives, the Company amortizes the cost over the estimated useful lives and assesses any impairment by estimating the future cash flow from the associated asset in accordance with ASC Topic 350. The Company reviews annually the useful life of its intangible assets.

Goodwill
Goodwill represents the excess of purchase price over the fair value of identifiable net assets of companies acquired.  Goodwill and other intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually. An entity has the option to first assess qualitative factors to determine whether events or circumstances lead to a conclusion that is more likely than not that the fair value of a reporting unit is greater than its carrying amount. If an entity determines that qualitative factors indicate that it is more likely than not that the fair value of the entity exceeds the carrying amount, the two step quantitative evaluation is not necessary. The Company considered the qualitative factors related to its goodwill and determined that Goodwill was not impaired as of December 31, 2013.

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

Concentration of Credit Risk and Significant Customers
The Company’s largest customers accounted for approximately 52.9% (3 customers accounted for 22.2%, 15.6%, and 15.1% of this amount) and 36.5% (3 customers accounted for 12.9%, 12.7%, and 10.9% of this amount) of the Company’s revenues for the years ended December 31, 2013 and 2012, respectively, and approximately 49.4% (3 customers accounted for 12.2%, 12.8%, and 24.4% of this amount) and 15.3% (3 customers accounted for 3.7%, 10.6%, and 1.0% of this amount) of the related accounts receivable as of December 31, 2013 and 2012, respectively.  The Company had other significant customers account for an additional 31.6% (two customers accounted for 16.5% and 15.1% of this amount) as of December 31, 2012. The Company’s largest vendors accounted for approximately 37.5% (1 vendor) and 38.4% (2 vendors) of the Company’s cost of revenues for the years ended December 31, 2013 and 2012 respectively, and approximately 34.1% and 9.5% of the related accounts payable as of December 31, 2013 and 2012, respectively.  In addition, the Company had one additional vendor account for 13.2% and 23.0% of accounts payable as of December 31, 2013 and 2012, respectively.

Kitara Media operates in a free market bid-based environment. Customer concentration is a reflection of obtaining the highest bid.

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and accounts receivable. Cash is deposited with a limited number of financial institutions. The balances held at any one financial institution may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Accounts are insured by the FDIC up to $250. As of December 31, 2013, the Company held cash balances in excess of federally insured limits.

Credit is extended to customers based on an evaluation of their financial condition and other factors. The Company generally does not require collateral or other security to support accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains an allowance for doubtful accounts and sales credits.

Business Combinations
For a business combination, the assets acquired, the liabilities assumed and any non-controlling interest in the acquiree are recognized at the acquisition date, measured at their fair values as of that date. In a business combination achieved in stages, the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, are recognized at their fair values. In a bargain purchase in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any non-controlling interest in the acquiree, that excess in earnings are recognized as a gain attributable to the Company.

Deferred tax liabilities and assets were recognized for the deferred tax consequences of differences between the tax bases and the recognized values of assets acquired and liabilities assumed in a business combination in accordance with Accounting Standards Codification (“ASC”) Topic 740-10.

Fair Value of Financial Instruments
ASC Topic 825 “Financial Instruments” requires that fair value be disclosed for the Company’s financial instruments. The Company’s financial instruments, including cash, accounts receivable, other receivables, accounts payable and accrued liabilities are carried at historical cost basis. At December 31, 2013 and  2012, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments. The contingent consideration related to a previous acquisition is measured at fair value on a recurring basis and adjusted accordingly.

Fair value is defined as an exit price, representing the amount that would be received upon the sale of an asset or payment to transfer a liability in an orderly transaction between market participants. Fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability.  A three-tier fair value hierarchy is used to prioritize the inputs in measuring fair value as follows:

•	Level 1: Quoted prices in active markets for identical assets or liabilities.

•
Level 2: Quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable, either directly or indirectly.

•	Level 3: Significant unobservable inputs that cannot be corroborated by market data

Level 3 financial liabilities measured at fair value on a recurring basis consist of the contingent obligation to Skyword, the entity that sold Gather.com to Health Guru Media prior to the Company’s acquisition of Health Guru Media, for which there is no current market such that the determination of fair value requires significant judgment or estimation. Future payments are contingent on revenue levels and as a result, the liability is remeasured at fair value on a recurring basis. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

The contingent consideration for the purchase of Gather.com consists of a five year arrangement to pay royalties to Skyword (“Skyward Royalty”). The Skyword Royalty is to be paid in quarterly installments and is based on revenues generated by the assets purchased. The Skyword Royalty is paid pursuant to the table below.

Skyword Royalty Payment Schedule	Royalty Rate Applied to Revenues for Stated Period
09/01/13 to 02/28/14	5%
03/01/14 to 8/31/14	15%
09/01/14 to 02/28/15	20%
03/01/15 to 09/15/17	25%

The royalty amount is capped and cannot exceed $2,000. At the end of the fifth year, there is a settlement provision. An amount representing $2,000 less the aggregate amount of Skyword Royalties paid through such fifth year is deemed the “Remainder.” If (i) the Remainder is $0, then no further action is necessary; (ii) if the Remainder is greater than $0, then Health Guru Media may pay the full dollar value of the Remainder to Skyword in full satisfaction of the obligation, or, (iii) if Health Guru Media does not exercise its option to pay the remainder in full, then Health Guru Media shall select a dollar value between $0 and the Remainder (“Settlement Value”). Skyword then has the option to accept receipt of the Settlement Value in full satisfaction or (iv) Skyword pays Health Guru Media the Settlement Value and thus reclaims all assets of the Gather business.

The assets or liability’s fair value measurement within the fair value hierarchy is based upon the lowest level of any input that is significant to the fair value measurement.  The following table provides a summary of the assets that are measured at fair value on a recurring basis.

	Consolidated Balance Sheet	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Fair value of contingent consideration in connection with the purchase of Gather (included in other liabilities):
December 31, 2013	$224,000	$-	$-	$224,000

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

As of December 31, 2013
Beginning balance at January 1, 2013	$0
Acquisition of contingent consideration associated with the Health Guru Media merger	224,000
Ending balance at December 31, 2013	$224,000

The contingent obligation to Skyword in connection with Health Guru Media’s purchase of Gather.com in September 2012 are classified within Level 3 of the valuation hierarchy. In order to determine the fair value of the contingent obligation to Skyword, using historical performance, the company estimates the future cash flows from the Gather.com website and then applies a discount rate of 35%.  This valuation is done quarterly and the contingent obligation is adjusted accordingly.

Level 3 liabilities are valued using unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the derivative liabilities. For fair value measurements categorized within Level 3 of the fair value hierarchy, the Company’s Chief Financial Officer, determines its valuation policies and procedures.  The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s Chief Financial Officer.

Income Taxes
The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statements, and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company estimates the degree to which tax assets and credit carry forwards will result in a benefit based on expected profitability by tax jurisdiction.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liabilities. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

The Company accounts for uncertain tax positions in accordance with ASC 740—“Income Taxes”. No uncertain tax provisions have been identified. The Company accrues interest and penalties, if incurred, on unrecognized tax benefits as components of the income tax provision in the accompanying consolidated statements of operations.

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

During the year ended December 31, 2012, Kitara was treated as a partnership for income tax purposes and accordingly, was not subject to income taxes in any jurisdiction.   Accordingly, no provision for income taxes was reflected in the accompanying consolidated financial statements for the year ended December 31, 2012.

Net (loss) per share
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

The computation of diluted earnings per share excludes outstanding options in periods where the exercise of such options would be anti-dilutive. For the years ended December 31, 2013 and 2012 there were 9,150,000 and 150,000 options, respectively, excluded from the computation of earnings per share because they were anti-dilutive.

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

Reclassifications
Certain amounts in the prior year financial statements have been reclassified for comparative purposes to conform to the presentation in the current year financial statements.  These reclassifications had no effect on previously reported loss.

Subsequent Events
The Company has evaluated events that occurred subsequent to December 31, 2013 through the date these financial statements were issued. Management has concluded that no additional subsequent events required disclosure in these consolidated financial statements other than those identified in Note 15.

Recent Pronouncements
In July 2013, the Financial Accounting Standards Board (“FASB”) issued amended standards that provided explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carry forward or a tax credit carry forward exists. The new guidance provides that a liability related to an unrecognized tax benefit would be presented as a reduction of a deferred tax asset for a net operating loss carry forward, a similar tax loss or a tax credit carry forward, if such settlement is required or expected in the event the uncertain tax position is disallowed. The new guidance becomes effective on January 1, 2014; it should be applied prospectively to unrecognized tax benefits that exist at the effective date with retrospective application permitted. The Company is currently assessing the impact of this new guidance.

3. Property and Equipment, Net

Property and equipment, net, consists of the following (in thousands):

	As of December 31, 2013	As of December 31, 2012
Leasehold improvements	$25	$25
Furniture & Fixtures	18	13
Computer Equipment	89	46
Software	587	189
Other Equipment	33	25
Stock image, music & video	12	0
Construction in progress	481	58
	1,245	356
Less: Accumulated Depreciation	(335)	(227)
	$910	$129

Depreciation expense for the years ended December 31, 2013 and 2012 was $108 and $362, respectively.

Construction in progress represents various software products that are being developed internally and capitalized that have not yet been placed in service.

4. Intangibles

Intangible assets consisted of the value received for advertisers and publishers that Kitara Media had at the time they were acquired by the Kitara Signing Holder. The period of benefit of having these advertisers and publishers was determined to be 3 years. Intangible assets also consist of the value received in the acquisition of NYPG for its website and subscribers. The period of benefit for the subscribers was determined to be 7 years and 3 years for the website.  Intangible assets related to the value received in the acquisition of Health Guru Media were the advertiser relationships which are being amortized over 10 years, the video library which also is being amortized over 10 years and the domain name for Gather.com which is being amortized over 18 months and the domain and trade name for Health Guru Media which has been deemed to be perpetual.

Intangible assets are comprised of the following:

	As of December 31, 2013	As of December 31, 2012
Publisher relationships-Kitara Media	$695	$695
Advertiser relationships-Kitara Media	463	463
Advertiser relationships-Healthguru	720	0
Domain and trade name-Healthguru (indefinite life)	680	0
Domain name-Gather	142	0
Video Library	470	0
Subscribers	118	0
Website	26	0
Total Intangible Asset	3,314	1,158
Less: Accumulated Amortization	(1,188)	(772)
Net	$2,126	$386

Amortization expense related to intangible assets was approximately $417 and $386 for the years ended December 31, 2013 and 2012, respectively. The estimated future amortization related to publishers and advertisers related to Kitara Media for 2014 is expected to be $0 as the assets are now fully amortized. Amortization expense for the website and subscribers is expected to be $25 for 2014 and 2015 decreasing to $21 for 2016 and then $17 per year beginning with 2017 to 2019 with $8 in 2020 upon which the asset will be fully amortized. The domain name for Gather.com is expected to be $81 for 2014 decreasing to 54 in 2015 upon which it will be fully amortized.  The Domain name for Health Guru Media has been determined to have a perpetual life.  The video library and advertiser relationships is expected to be $119 for each year from 2014 to 2022 and $109 for 2023 upon which the asset will be fully amortized.

5. Commitments and Contingencies

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

On December 3, 2013, the Company entered into an employment agreement with Mr. Silberstein in connection with the Health Guru Media acquisition. Under the employment agreement, the Company will employ Mr. Silberstein as President. The term of the employment agreement commenced on December 3, 2013 and expires on December 3, 2017, unless it is terminated earlier as provided therein. Mr. Silberstein will earn an annual base salary of $300. Mr. Silberstein also received a one-time performance bonus in the amount of $125 upon the signing of the employment agreement and will receive an additional bonus payment of $125 payable on July 1, 2014. Mr. Silberstein will also be eligible to earn a yearly performance bonus equal to 50% of his base salary annually if certain mutually agreed upon performance objectives are met. Mr. Silberstein was also granted a five-year stock option to purchase 2,500,000 shares of our common stock at an exercise price of $0.26 per share (the closing bid price on the date of the Employment Agreement), which option vests on a quarterly basis over the term of the Employment Agreement.

Each of the agreements provides for certain payments to the executives in the event of such executives termination. Additionally, upon certain termination events, the options granted to such executives would accelerate.  Each of the employment agreements also contains provisions for the protection of the Company’s intellectual property and for non-compete restrictions in the event of termination of the relevant executive (generally imposing restrictions on (i) employment or consultation with competing companies or customers, (ii) recruiting or hiring employees for a competing company and (iii) soliciting or accepting business from the Company’s customers for a period of one year following termination).

Kitara Media has two leases which expire in September 2014.  Rent expense for the years ended December 31, 2013 and 2012 was $247 and $211 respectively.  Health Guru Media had a lease which was set to terminate in September 2015.  In January 2014, this lease was terminated, effective April 30, 2014, which required the payment of a termination fee of $50.

6. Short Term Debt

On November 1, 2013, Kitara Media secured a three-year $5,000 credit facility with Wells Fargo Bank, National Association (the “Lender”). The line may be increased to $10,000 at Kitara Media’s option on or prior to April 30, 2015 in two equal tranches of $2,500 each. The interest rate on the credit facility is Libor plus 4.25% with a minimum interest charge of $10 per month. Various fees are payable to the Lender from time to time, including origination fees and unused line fees.

The credit facility contains various financial covenants including the requirement that earnings before interest, taxes, depreciation and amortization be at certain minimum levels for various periods through December 31, 2014. Other financial covenants are that the Company maintain minimum liquidity (as defined in the credit facility) of $1,000 and make no more than $100 in capital expenditures in any fiscal year, other than capitalized software development costs (as defined in the credit facility), which may not be in excess of $1,000 in any fiscal year. As of December 31, 2013, the Company was in compliance with its financial covenants.  Amounts due under the credit agreement are secured by a continuing security interest in substantially all of Kitara Media’s assets and also pledges by the Company of  its ownership interests in its other wholly-owned subsidiaries, NYPG and Andover Games, LLC. Outstanding advances under the Credit Agreement may not at any time exceed a Borrowing Base (as defined below) less amounts outstanding under letters of credit. The Borrowing Base is equal to 85% of eligible accounts receivable plus the lesser of 75% of eligible unbilled accounts receivable or $500 less reserves established by Lender from time to time less $500. Kitara Media shall maintain at all times minimum excess availability of not less than $500. The credit line terminates on November 1, 2016, at which time all amounts outstanding must be paid.  The facility is treated as a current liability because among other provisions, the agreement requires that the Company maintain a lockbox arrangement and contains certain subjective acceleration clauses. In addition, the bank may at its discretion, adjust the availability of the arrangement. At December 31, 2013 the outstanding balance was $841.

In conjunction with the acquisition of Health Guru Media, the Company acquired certain debts as follows:

On June 10, 2011, Health Guru Media obtained a commitment from a lender to borrow an aggregate of $3,000. The commitment was divided into two tranches. The first tranche was for $2,000 which expires on October 1, 2014. The second tranche was for $1,000 and expires on December 1, 2014.  On January 31, 2012, Health Guru Media obtained an additional growth capital loan on its second commitment (“Tranche 3”) in the amount of $500 which expires on December 1, 2014.

Interest is payable monthly at an annual interest rate which is a sum of the prime rate, as published by The Wall Street Journal, plus 9.75% per annum (the “Combined Interest Rate”). In no event shall the designated rate be less than 13%. At December 31, 2013, the interest rate on this debt was 13%.  As of December 31, 2013 the total balance on the notes was $1,383.

In June 2013 Health Guru Media secured a one (1) year receivable financing arrangement with Sterling National Bank – Factoring and Trade Finance Division (“the Bank”). Health Guru Media presents invoices to the Bank who then advances it up to 60% of eligible invoices and may remain outstanding for up to 120 days of the invoice date or 60 days past due.  The Bank charges a commission rate of .35% of the gross invoice.  All debits in the account shall bear interest daily at a rate equal to 1.75% above prime rate as published in the Wall Street Journal. As of December 31, 2013 the total balance outstanding was $1,080.

On June 19, 2013, Health Guru Media, the Bank and the Health Guru Lender for the loans, entered into an Intercreditor agreement that has granted the Bank and the Health Guru Lender for the loans, a general lien and security interest in substantially all of Health Guru Media’s assets.  This agreement sets forth the respective rights and obligations with respect to the assets of Health Guru Media between the Bank and the Health Guru Lender for the loans.

7. Litigation

In December 2013, an action entitled Intrepid Investments, LLC ("Intrepid") v. Selling Source, LLC, et al., Index No. 65429/2013 was filed in the Supreme Court of the State of New York, County of New York. This is an action commenced by Intrepid to collect on a Junior Secured Promissory Note signed by Selling Source in the original principal sum of $28,700 (the "Note"). Kitara Media is not a signatory to the Note but it did sign an August 31, 2010 Security Agreement ("Security Agreement") pledging certain of its assets as security for the Note. At the time Kitara Media signed the Security Agreement, it was wholly-owned by Selling Source. On July 1, 2013, Kitara Media merged with K/N Merger Sub, with Kitara Media surviving the merger and becoming the Company’s wholly-owned subsidiary. Accordingly, it is no longer wholly-owned by Selling Source, although it is still an affiliate of Selling Source. In the action, Intrepid seeks to foreclose on the security interest. Both Selling Source’s and Kitara Media’s obligations to Intrepid under the Note and Security Agreement were subordinate to obligations Selling Source had to two groups of prior lenders ("Senior Lenders"). The right of Intrepid to compel payments under the Note and/or foreclose the lien created by the Security Agreement was subject to an Intercreditor Agreement by and between the Senior Lenders and Intrepid. Under the terms of the Intercreditor Agreement, Intrepid could not take steps to compel Selling Source to make payment on the Note or foreclose the Security Agreement so long as the obligations to the Senior Lenders remained outstanding. In addition, under the terms of the Intercreditor Agreement, the Senior Lenders had the right to have the lien released on any of the collateral pledge as security under the Security Agreement. In connection with the merger of K/N Merger Sub LLC and Kitara Media, the first priority Senior Lenders released the lien on Kitara Media’s assets which were pledged as collateral under the Security Agreement and the obligation of Kitara Media to Intrepid was released. In addition, Selling Source’s obligations to the Senior Lenders remains outstanding. Based on these facts, Kitara Media believes Intrepid’s claim is without merit and intends to defend it vigorously. In any event, Selling Source has acknowledged an obligation to indemnify and defend Kitara Media from any liability to Intrepid arising out of the Note and Security Agreement. The parties have exchanged pleadings, but no discovery has yet been taken.  Selling Source has advised the Company that it intends to make a motion for summary judgment on behalf of all defendants (including Kitara Media) dismissing the action.  Selling Source also intends to move for a stay of discovery pending determination of the summary judgment motion.

8. Stockholders’ Equity

The Company has 83,156,969 shares outstanding as of December 31, 2013. In connection with the Mergers, Kitara Media became the acquirer for accounting purposes and as such the 20,000,000 shares issued to the Kitara Signing Holder are considered outstanding as of the earliest period presented. On July 1, 2013, in conjunction with the Mergers, the Company issued 10,000,000 shares to acquire NYPG, 4,000,000 shares in a private equity raise, 381,950 shares were repurchased and 25,813,075 shares were cancelled.

On October 21, 2013, the Company issued 2,145,294 of common stock to settle two liabilities with the Kitara Signing Holder. Pursuant to the K/N Merger Agreement, the Company originally agreed to pay the Kitara Signing Holder cash equal to the amount by which Kitara’s working capital at closing (as finally determined in accordance with the K/N Merger Agreement) exceeded $2,500 (the “Closing Working Capital Adjustment”). The Kitara Signing Holder and the Company determined that the Closing Working Capital Adjustment was $904. The Company also owed the Kitara Signing Holder an aggregate of $170 for services provided by the Kitara Signing Holder to the Company since the closing of the Mergers. These two debts were settled via the equity issue.

On December 3, 2013, the Company entered into a merger agreement and plan of organization (the “HG Merger Agreement”) with Health Guru Media and the holders of a majority of the outstanding shares of capital stock of Health Guru Media, and simultaneously consummated the transactions contemplated thereby. At the closing, Health Guru Media became the Company’s wholly owned subsidiary. At the closing, the former holders of the capital stock of Health Guru Media received an aggregate of 18,000,000 shares of the Company’s common stock.

In connection with the consummation of the transactions contemplated by the HG Merger Agreement, the Company sold an aggregate of 4,000,000 shares of common stock to several accredited investors, including members of the Company’s board of directors and their affiliates, on a private placement basis, for an aggregate purchase price of $2,000, or $0.50 per share.

9. Issuance of Stock Options

On May 14, 2012 and December 3, 2013, the Company’s board of directors adopted the 2012 Long-Term Incentive Equity Plan  (“2012 Stock Option Plan”) and the 2013 Long-Term Incentive Equity Plan (“2013 Stock Option Plan”). The 2012 Stock Option  Plan and 2013 Stock Option Plan provide for the grant of stock options, stock appreciation rights, restricted stock and other stock-based awards to, among others, the officers, directors, employees and consultants of the Company. The total number of shares of common stock reserved for issuance under the 2012 Stock Option Plan and the 2013 Stock Option Plan is 6,000,000 and 6,000,000 shares, respectively.

On May 7, 2012, the Company entered into consulting agreements with Meteor Group and its chairman, Dieter Abt. Pursuant to the agreements with Meteor Group and Mr. Abt, the Company granted them options to purchase an aggregate of 150,000 shares of the Company’s common stock, 50,000 of which are exercisable at $0.50 per share, 50,000 of which are exercisable at $0.75 per share and 50,000 of which are exercisable at $1.00 per share, vesting upon the entry by the Company of agreements with specific third parties to develop mobile games for such third parties. On November 11, 2013, the Company provided a letter terminating the agreement and as such, the options to purchase an aggregate of 150,000 shares of the Company’s common stock were forfeited.

On July 1, 2013, as part of their employment agreements, the Company granted Mr. Regular and Mrs. Regular options to purchase 2,400,000 shares and 500,000 shares, respectively, at an exercise price of $0.20 which are exercisable until June 30, 2018. Both option grants vest on a quarterly basis.

On August 1, 2013, the Company granted various employees options to purchase an aggregate of 2,075,000 shares at an exercise price of $0.50 which have various vesting schedules and have a contractual life until July 31, 2018.

On September 2, 2013, the Company granted various employees options to purchase an aggregate of 200,000 shares at an exercise price of $0.70 which have various vesting schedules and have a contractual life until September 1, 2018.

On October 23, 2013, the Company granted an employee, options to purchase 150,000 shares of the Company’s Common Stock at an exercise price of $0.30 and have a contractual life until October 22, 2018.

On December 3, 2013, the Company granted various employees options to purchase an aggregate of 4,025,000 shares at an exercise price of $0.26 which have a 4 year vesting schedule and have a contractual life until December 2, 2018.

The fair value of stock options is amortized on a straight line basis over the requisite service periods of the respective awards. Stock based compensation expense related to stock options was $89 and $0 for the year ended December 31, 2013 and 2012, respectively, and was reflected in selling, general and administrative expenses on the accompanying consolidated statements of operations. As of December 31, 2013, the unamortized value of options was $1,072.  As of December 31, 2013, the unamortized portion will be expensed through 2017, and the weighted average remaining amortization period was 3.7 years.

The following table is a summary of activity under the Company’s 2012 and 2013 Stock Option Plan:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	-
Granted	150,000	$0.75	$0.05
Exercised	-
Forfeited, expired or cancelled	-
Outstanding at December 31, 2012	150,000	$0.75	$0.05		$-
Granted	9,350,000	$0.30	$0.13
Exercised	-
Forfeited, expired or cancelled	(350,000)	$0.47
Outstanding at December 31, 2013	9,150,000	$0.31	$0.13	4.7	$10,013

Exercisable at January 1, 2012	-
Vested	-
Forfeited	-
Exercisable at December 31, 2012	-
Vested	212,500	$0.24	$0.10
Forfeited	-
Exercisable at December 31, 2013	212,500	$0.24	$0.10	4.5	$245

The Company estimated the fair value of employee stock options using the Black-Scholes option pricing model. The fair values of employee stock options granted during 2013 and 2012 were estimated using the following weighted- average assumptions:

The Black Scholes method option pricing model was used to estimate fair value as of the date of grants during 2013 using the following range of assumptions.  The simplified method was used to determine the expected life as the granted options were “plain-vanilla” options.

	May 7, 2012 Option Grants	Jul 1, 2013 Option Grants	Aug 1, 2013 Option Grants	Sep 1, 2013 Option Grants	Oct 23, 2013 Option Grants	Dec 3, 2013 Option Grants
Stock Price	$0.30	$0.20	$0.50	$0.70	$0.30	$0.26
Dividend Yield	0%	0%	0%	0%	0%	0%
Expected Volatility	59%	54%	54%	54%	54%	54%
Risk-Free interest rate	0.37%	1.39%	1.49%	1.68%	1.30%	1.40%
Expected life (in years)	3	3.75	3.75	3.75	3.75	3.75

10. Income Taxes

Income tax expense for the years ended December 31, 2013 and December 31, 2012, respectively is as follows:

	2013	2012
Current
Federal	$-	$-
State	67	-
Total	67	-

Deferred
Federal	-	-
State	-	-
Total	-	-

Total Income Tax Expense	$67	$-

The difference between the Company's effective income tax rate and the federal statutory corporate tax rate is as follows:

2013
Statutory federal tax rate	34.0%
State taxes, net of federal benefit	-39.6%
Transaction costs	-14.0%
Pre-merger Kitara LLC income	33.2%
Valuation allowance	-71.9%
Other	2.6%
Total	-55.7%

Significant components of deferred tax assets and liabilities as of December 31, 2013 and 2012 are as follows:

	December 31, 2013	December 31, 2012
Deferred tax assets
Net operating loss carryforward	$4,558	$-
Accrued bonus	182	-
Bad debts	137	-
Accrued vacation	56	-
Non-qualified stock options	36	-
Gross deferred tax assets	4,969	-

Deferred tax liabilities
Amortization of intangibles	(310)	-
Depreciation	(73)	-
Gross deferred tax liabilities	(383)	-

Valuation allowance	(4,858)	-

Net deferred tax liability	$(272)	$-

Based on a history of cumulative losses at Health Guru Media and the results of operations for the year ended December 31, 2013, the Company determined that it is more likely than not it will not realize benefits from the deferred tax assets. The Company will not record income tax benefits in the consolidated financial statements until it is determined that it is more likely than not that the Company will generate sufficient taxable income to realize the deferred income tax assets. As a result of the analysis, the Company determined that a full valuation allowance against the deferred tax assets is required. During the year ended December 31, 2013 the change in the valuation allowance was an increase of $4,858.  The total amount of goodwill subject to amortization for tax purposes was $1,074 as of December 31, 2013.

As of December 31, 2013, the Company had net operating loss carryforwards of approximately $17,700. These carryforwards included losses incurred by Health Guru Media prior to their being acquired by Kitara on December 3, 2013, as well as losses incurred during 2013 by the other members of the consolidated tax group.  Internal Revenue Code Section 382 limits the utilization of net operating loss carryforwards upon a change in control of a company. As a result, utilization of the Company's net operating loss carryforwards will be subject to limitations.  These limitations could have the effect of eliminating a portion of the future income tax benefits of the net operating loss carryforwards. Based on these limitations, the Company estimated that federal net operating loss carryforwards of approximately $10,100, and New York State and New York City net operating loss carryforwards of approximately $9,900, respectively, can be utilized in future periods. The expected expiration dates of these net operating losses are the years 2024 through 2033.

The Company remains subject to examination by tax authorities for tax years 2009 through 2013. The Company files income tax returns in the U.S. federal jurisdiction and various states.

As of December 31, 2013 and 2012, management does not believe the Company has any material uncertain tax positions that would require it to measure and reflect the potential lack of sustainability of a position on audit in its financial statements. The Company will continue to evaluate its uncertain tax positions in future periods to determine if measurement and recognition in its financial statements is necessary. The Company does not believe there will be any material changes in its unrecognized tax positions over the next year.

As of December 31, 2013 income taxes payable were $62, which is included in accounts payable and accrued liabilities.

11. Note Payable, Stockholder

On July 1, 2013, the Company, Kitara Media, and NYPG amended the K/N Merger Agreement to amend the merger consideration being paid to the NYPG Signing Holder. The K/N Merger Agreement previously provided that  the revenue generated by NYPG, arising solely from the current operations of NYPG, from the closing of the transaction through December 31, 2013 would be paid to the NYPG Signing Holder. The amendment removed the right of the NYPG Signing Holder to receive the NYPG revenue and in its place called for the Company to issue two promissory notes, which also replaced the accumulated shareholder loans that the Signing Holder had made throughout the history of NYPG. The first note is for $100 with an annual interest rate of 1% that matures on January 1, 2015. The second note is for $200 with an annual interest rate of 1% that matures on January 1, 2023. Each of the notes will accrue interest and will be due at the time the notes become due and payable.  As of December 31, 2013 the outstanding balance on the notes was $302, including accrued interest.

12. Related Party Transactions

The Company received various accounting, human resource and information technology services from the Kitara Signing Holder, a significant shareholder of the Company. For the years ended December 31, 2013 and 2012, the Company recorded management fees for services performed by the Kitara Signing Holder on behalf of the Company of $250 and $399, respectively. As part of the K/N Merger Agreement, the Company was required to pay the Kitara Signing Holder cash equal to the amount of Kitara’s working capital at closing that exceeded $2,500. The Kitara Signing Holder and the Company have agreed to a working capital adjustment of $904. The total liability at the years ended December 31, 2013 and 2012 was $0 and $343, respectively.

13. Acquisitions

NYPG Acquisition

On June 12, 2013, the Company entered into the K/N Merger Agreement with K/N Merger Sub LLC, K/N Merger Sub Inc., Kitara Media, NYPG, the Kitara Signing Holder and the NYPG Signing Holder.  The K/N Merger Agreement contemplated the (i) merger of K/N Merger Sub LLC with and into Kitara Media with Kitara Media surviving the merger and (ii) merger of K/N Merger Sub Inc. with and into NYPG with NYPG surviving the merger.

On July 1, 2013, the Company consummated the transactions contemplated by the K/N Merger Agreement.  At the close of the Merger, the NYPG Signing Holder, holder of all outstanding and issued shares of NYPG common stock, received (a) an aggregate of 10,000,000 shares of the Company’s common stock and (b) the Closing Notes, one in the amount of $100 being due and payable on January 1, 2014 (which was subsequently extended through January 1, 2015) and one in the amount of $200 being due and payable on January 1, 2023 to replace the existing advances from stockholder of NYPG.  Each of the Closing Notes accrues interest at a rate of 1% per annum, which will be due at the time the Closing Notes become due and payable. The aggregate purchase price of the transaction was $2,000.

For accounting purposes, the acquisition of NYPG by the Company was treated as a business combination.

The assets and liabilities of NYPG have been recorded in the Company’s consolidated balance sheet at their fair values at the date of acquisition.  As part of the Mergers on July 1, 2013, the Company acquired identifiable intangible assets of $143.  The acquired intangibles have been assigned definite lives and are subject to amortization, as described in the table below.

The following details amortization periods for the identifiable, amortizable intangibles:

Intangible Asset Category	Amortization Period
Subscribers	7 years
Website	3 years

The following details the allocation of the purchase price for the Kitara/NYPG Merger:

Fair Value
Cash	$6
Accounts Receivable	28
Property and Equipment	2
Intangible Asset - Subscribers	118
Intangible Asset - Website	25
Goodwill	2,118
Security Deposit	3
Promissory Notes Payable	(300)
Total purchase price consideration	$2,000

The Mergers resulted in the recording of goodwill of $2,118.  As a result of the transaction, the Company obtained access to the Adotas.com website which is owned and operated by NYPG.  The Company will therefore have access to the industry and market information that Adotas.com compiles.  NYPG will also leverage the Company’s contacts to drive traffic to increase advertisements to the website.  Adotas will also benefit from the Company’s senior management team.

The results of operations for NYPG for the period July 1, 2013 through ended December 31, 2013, are reflected in the Company’s results for the year ended December 31, 2013, in the accompanying consolidated statements of operations.  For the year ended December 31, 2013, $25 is included in the consolidated revenue and ($74) in the consolidated net loss related to NYPG.

Health Guru Acquisition

On December 3, 2013, the Company entered into a Merger Agreement and Plan of Organization (“Health Guru Merger Agreement”) by and among the Company, Kitara Media Sub, Inc. (“Merger Sub”), Health Guru Media and certain securityholders of Health Guru Media, which securityholders held a majority of the outstanding shares of capital stock of Health Guru and simultaneously consummated the transactions contemplated thereby (the “Closing”).

At the Closing, pursuant to the Health Guru Merger Agreement, Merger Sub was merged with and into Health Guru, with Health Guru surviving as a wholly owned subsidiary of the Company (the “HG Acquisition”). All of the shares of capital stock and certain debt of Health Guru Media outstanding immediately prior to the HG Acquisition were automatically canceled and converted into the right for such holders to receive an aggregate of 18,000,000 shares of the Company’s common stock.  Simultaneously, all of Health Guru Media’s stock options and warrants to purchase common stock which were outstanding prior to the HG Acquisition were cancelled. Based on a valuation prepared by an independent appraiser, the total purchase price of the transaction was $8,600.

The assets and liabilities of Health Guru Media have been recorded in the Company’s consolidated balance sheet at their fair values at the date of acquisition.  As part of the HG Acquisition on December 3, 2013, the Company acquired identifiable intangible assets of $2,012.  The acquired intangibles have been assigned definite lives and are subject to amortization, as described in the table below.

The following details amortization periods for the identifiable, amortizable intangibles:

Intangible Asset Category	Amortization Period
Domain Name – Gather.com	18 months
Advertiser Relationship	10 years
Video Library	10 years
Domain and trade name	Indefinite

The following details the allocation of the purchase price for the Health Guru Acquisition:

Fair Value
Cash	$754
Accounts Receivable	2,926
Property and Equipment	198
Prepaid expenses and other current assets	286
Security Deposit	56
Intangible Asset - Domain and Trade Name - no amortization	680
Intangible Asset - Domain Name	142
Intangible Asset - Advertiser Relationship	720
Intangible Asset - Video Library	470
Goodwill	9,698
Deferred tax liability	(272)
Accounts Payable and Accrued Expenses	(4,172)
Contingent Consideration	(224)
Short Term Debt	(2,662)
Total purchase price consideration	$8,600

The Health Guru Acquisition resulted in the recording of goodwill of $9,698.  The transaction has resulted in synergies in the technologies that the Company and Health Guru Media respectively have access to.  For instance, the acquisition allows Heath Guru Media to have access to the Company’s video player, Propel +, which it previously did not have access to.  Likewise, the Company now has access to Health Guru Media’s content management system that it previously did not have access to.  Additionally, many of the advertisers and publishers complement each other so each company has now gained access to more advertisements and access to more places to serve advertisements.

The results of operations for Health Guru Media for the period December 3, 2013 through ended December 31, 2013, are reflected in the Company’s results for the year ended December 31, 2013, in the accompanying consolidated statements of operations. For the year ended December 31, 2013, $807 is included in the consolidated revenue and ($563) in the consolidated net loss related to Health Guru.

Unaudited pro forma combined financial information

The following presents the unaudited pro forma combined financial information, as if the acquisition of NYPG and the acquisition of Health Guru Media had occurred as of January 1, 2012:

	For the year ended December 31,
	2013	2012
Revenues	$35,090	$31,910
Net loss	$(5,552)	$(6,761)
Pro forma basic and diluted net loss per common share	$(0.07)	$(0.08)
Pro forma weighted average common shares outstanding - basic and diluted	83,156,969	83,156,969

The pro forma combined results of operations are not necessarily indicative of the results of operations that actually would have occurred had the Mergers and the acquisition of Health Guru Media been completed as of January 1, 2012, nor are they necessarily indicative of future consolidated results.  Pro-forma net loss for the year ended December 31, 2013 was adjusted to exclude $367 in acquisition related costs, $550 in impairment expenses, and $250 in management's bonus.

14. Defined Contributions Plans

The Company maintains a defined contribution plan under Section 401(k) of the Internal Revenue Code (the “Plan”). Participating employees may defer a percentage of their eligible pre-tax earnings up to the Internal Revenue Service’s annual contribution limit. All full-time employees of the Company are eligible to participate in the Plan. The Plan does not permit investment of participant contributions in the Company’s member units. Company matching contributions to the Plan are discretionary. The Company recorded contribution expense of $99 and $94 during the years ended December 31, 2013 and 2012, respectively.

15. Subsequent Events

On March 26, 2014, Ironbound loaned the Company an aggregate of $1,000 and issued Ironbound a promissory note (the “Note”) reflecting the loan.  The principal balance, together with interest, is due on the earlier of (a) April 25, 2014 and (b) the consummation by the Company of a private placement of its equity or debt securities or any other financing raising gross proceeds of at least $1,000 (either date being the “Maturity Date”).  However, the Note may be prepaid at any time without penalty or premium, except the payment of then-accrued interest.  Upon occurrence of an event of default by reason of failure to timely pay amounts owed under the Note, Ironbound may (i) by written notice, declare the unpaid principal balance, together with interest, immediately due and payable or (ii) appoint a number of members of the Board of Directors of the Company to constitute a majority of the Board to serve until all amounts due under the Note are paid.  Upon occurrence of an event of default by reason of certain insolvency events, the entire unpaid balance, together with interest, automatically and immediately becomes due and payable.  Interest accrues on the unpaid balance at an annual rate equal to LIBOR as published in the Wall Street Journal plus 1% per annum until the principal amount due under the Note has been paid in full.  In the event the Note is not paid by or on the Maturity Date, or such earlier date upon acceleration of repayment, the interest rate increases to 13% per annum from the date on which payment was due.