Form 10-Q
period 2014-03-31
KITARA MEDIA CORP.
filed 2014-05-15
CIK 1350773

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 95,884,241 shares of common stock as of May 15, 2014.

KITARA MEDIA CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2014

Part I – FINANCIAL INFORMATION

Item 1 – Financial Statements

Kitara Media Corp. and Subsidiaries
Condensed Consolidated Balance Sheets
($ in thousands, except share and per share data)

	March 31, 2014 (Unaudited)	December 31, 2013
ASSETS
CURRENT ASSETS
Cash	$2,306	$2,478
Accounts receivable, net of allowance for doubtful accounts of $343 and $343, respectively	7,586	10,061
Prepaid expenses and other current assets	381	268
TOTAL CURRENT ASSETS	10,273	12,807

Property and equipment, net	1,086	910
Restricted cash	195	183
Deferred financing costs	68	74
Intangible assets	2,070	2,126
Goodwill	11,816	11,816

TOTAL ASSETS	25,508	27,916

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	4,418	4,629
Accrued compensation	960	1,180
Short term debt	2,871	3,304
Note payable stockholder, current	1,101	-
TOTAL CURRENT LIABILITIES	9,350	9,113

COMMITMENTS AND CONTINGENCIES
Deferred rent	5	9
Deferred tax liability	272	272
Other liabilities	224	224
Note payable stockholder, non-current	201	302
TOTAL LIABILITIES	10,052	9,920

STOCKHOLDERS' EQUITY
Preferred Stock, $0.0001 par value, authorized 1,000,000 shares, none issued	-	-
Common stock, $0.0001 par value, authorized 300,000,000 shares, issued and outstanding 83,156,969 and 83,156,969, at March 31, 2014 and December 31, 2013, respectively	8	8
Additional paid-in capital	17,891	17,820
Retained (Accumulated deficit) earnings	(2,443)	168
TOTAL STOCKHOLDERS' EQUITY	15,456	17,996

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$25,508	$27,916

See accompanying notes to condensed consolidated financial statements

Kitara Media Corp. and Subsidiaries
Condensed Consolidated Statements of Operations
($ in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2014	2013
Revenue	$6,944	$4,908
Cost of revenue	5,664	3,598
Gross Profit	1,280	1,310

Operating expenses
Employee expenses	2,237	1,015
Related party expenses	-	85
Other operating expenses	1,456	195
Depreciation and amortization	110	156
Total operating expenses	3,803	1,451

Operating loss	(2,523)	(141)

Interest Expense	(87)	-

Loss before income taxes	(2,610)	(141)

Income taxes	1	-

Net Loss	$(2,611)	$(141)

Net Loss per Common Share - Basic and Diluted	$(0.03)	$(0.01)
Weighted-Average Number of shares outstanding - Basic and Diluted	83,156,969	20,000,000

See accompanying notes to condensed consolidated financial statements

Kitara Media Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
($ in thousands)
(unaudited)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(2,611)	$(141)
Adjustments to reconcile net (loss) to net cash used in operating activities
Depreciation and amortization	110	156
Stock-based compensation	71	-
Deferred rent amortization	(4)	-
Financing costs amortization	6	-
Provisions for bad debt	-	(60)
Changes in Assets and Liabilities
Accounts receivable, net	2,475	3,192
Prepaid expenses	(113)	10
Restricted cash	(12)	(3)
Accounts payable and accrued liabilities	(211)	(581)
Accrued compensation	(220)	(17)
Net cash (used in)/provided by operating activities	(509)	2,556

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(230)	(113)
Net cash (used in) investing activities	(230)	(113)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital (distributions to) contributions from members	-	(1,906)
Repayments of loan	(366)	-
Repayments under lines of credit	(7,343)	-
Borrowings under lines of credit	7,276	-
Proceeds from note payable - shareholder	1,000	-
Changes in cash overdraft from financial institution, net	-	(537)
Net cash provided by/(used in) financing activities	567	(2,443)

Net decrease in cash	(172)	-
Cash at beginning of period	2,478	-
Cash at end of period	$2,306	$-

Supplemental disclosure to cash flow information:
Cash paid for Interest	$87	$-
Cash paid for Taxes	$1	$-

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

On July 1, 2013, the Company consummated the transactions contemplated by the K/N Merger Agreement. At the close of the Mergers, (i) the Kitara Signing Holder, holder of all of the outstanding membership units of Kitara Media, received an aggregate of 20,000,000 shares of the Company’s common stock and (ii) the NYPG Signing Holder, holder of all outstanding and issued shares of NYPG common stock, received (a) an aggregate of 10,000,000 shares of the Company’s common stock and (b) two promissory notes (collectively, the “Closing Notes”), one in the amount of $100 being due and payable on January 1, 2014, which was subsequently refinanced and is now due and payable on January 1, 2015, and one in the amount of $200 being due and payable on January 1, 2023 to replace the existing advances from the NYPG Signing Holder to NYPG. Each of the Closing Notes accrues interest at a rate of 1% per annum, which will be due at the time the Closing Notes become due and payable. The terms of the K/N Merger Agreement provided for an adjustment to the merger consideration between the Company and Kitara Media dependent on a calculation of Kitara Media’s Closing Working Capital, as defined in the K/N Merger Agreement. The amount of this adjustment was determined to be $904 (See Note 8). Also on July 1, 2013, as a condition to closing the K/N Merger Agreement, (1) certain stockholders of the Company contributed an aggregate of 25,813,075 shares of common stock to the Company for cancellation without the payment of any additional consideration and (2) the Company sold an aggregate of 4,000,000 shares of the Company Common Stock to Ironbound Partners Fund LLC, an affiliate of the Company’s then Interim Chief Financial Officer (“Ironbound”), on a private placement basis, for an aggregate purchase price of $2,000 or $0.50 per share, of which $300 was through the conversion of outstanding promissory notes held by Ironbound. The issuance was made in reliance upon exemptions provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering and Regulation D promulgated thereunder. In addition, the Company repurchased 381,950 shares from a stockholder simultaneously with the closing of the Mergers. Prior to June 30, 2013, the operations of Andover Games were formally discontinued. On July 1, 2013, the financial statements of Kitara Media became the Company’s financial statements and the Company’s operations became entirely that of Kitara Media and NYPG.

Kitara Media Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
($ in thousands, except share and per share data)
(unaudited)

For accounting purposes, the acquisition of Kitara Media was treated as an acquisition of the Company by Kitara Media and as a recapitalization of Kitara Media as the member of Kitara Media held a large percent of the Company’s shares and exercises significant influence over the operating and financial policies of the consolidated entity and the Company was a non-operating public registrant prior to the transaction. Pursuant to ASC 805-10-11 through 55-15, the merger or acquisition of a private operating company into a non-operating public registrant with nominal assets is considered a capital transaction in substance rather than a business combination. As a result, the condensed consolidated balance sheets, statements of operations, and statements of cash flows of Kitara Media have been retroactively updated to reflect the recapitalization.

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

2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements and footnotes have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and applicable rules and regulations of the Securities and Exchange Commissions (the“SEC”) regarding unaudited interim financial information. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s Condensed Consolidated Balance Sheets, Statements of Operations, and Cash Flows for the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of the results of operations to be expected for the full year due to seasonal and other factors. Certain information and footnote disclosures normally included in the consolidated financial statements in accordance with US GAAP have been omitted in accordance with the rules and regulations of the SEC. Accordingly, these unaudited interim condensed consolidated financial statements and footnotes should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2014.

Principles of Consolidation

The unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated in the accompanying unaudited interim condensed consolidated financial statements.

Use of Estimates

The Company’s unaudited interim condensed consolidated financial statements are prepared in conformity with US GAAP, which requires management to make estimates and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and the accompanying notes. Actual results could differ materially from these estimates. The Company’s most significant estimates relate to the accounts receivable allowance, the valuation allowance on deferred tax assets, the valuation of stock options, the valuation of contingent consideration from historical business combinations, and the value of intangible assets and goodwill.

Kitara Media Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
($ in thousands, except share and per share data)
(unaudited)

Concentration of Credit Risk and Significant Customers

The Company’s largest customers accounted for approximately 39.6% (2 customers accounted for 25.1%, and 14.5% of this amount) and 47.3% (3 customers accounted for 23.4%, 12.8%, and 11.1% of this amount) of the Company’s revenues for the three months ended March 31, 2014 and 2013, respectively, and approximately 29.5% (2 customers accounted for 24.0% and 5.5% of this amount) and 44.0% (3 customers accounted for 26.3%, 9.2%, and 8.5% of this amount) of the related accounts receivable as of March 31, 2014 and 2013, respectively.  The Company’s largest vendors accounted for approximately 70.5% (3 vendors) and 43.6% (3 vendors) of the Company’s cost of revenues for the three months ended March 31, 2014 and 2013 respectively, and approximately 37.2% and 37.9% of the related accounts payable as of March 31, 2014 and 2013, respectively.  In addition, the Company had one additional vendor account for 13.0% of accounts payable as of March 31, 2014.

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

Fair Value of Financial Instruments

ASC Topic 825 “Financial Instruments” requires that fair value be disclosed for the Company’s financial instruments. The Company’s financial instruments, including cash, accounts receivable, other receivables, accounts payable and accrued liabilities are carried at historical cost basis. At March 31, 2014 and December 31, 2013, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments. The contingent consideration related to a previous acquisition is measured at fair value on a recurring basis and adjusted accordingly.

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

The asset’s or liability’s fair value measurement within the fair value hierarchy is based upon the lowest level of any input that is significant to the fair value measurement.  The following table provides a summary of the assets that are measured at fair value on a recurring basis.

	Condensed Consolidated Balance Sheet	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Fair value of contingent consideration in connection with the purchase of Gather (included in other liabilities):
March 31, 2014	$224	$-	$-	$224
December 31, 2013	$224	$-	$-	$224
The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

For the Three Months Ended March 31, 2014
Beginning balance at January 1, 2014	$224
Change in fair value of contingent consideration	-
Ending balance at March 31, 2014	$224

The contingent obligation to Skyword at March 31, 2014, recorded in connection with Health Guru Media’s purchase of Gather.com in September 2012, is classified within Level 3 of the valuation hierarchy. In order to determine the fair value of the contingent obligation to Skyword, using historical performance, the Company estimates the future cash flows from the Gather.com website and then applies a discount rate of 35%.  This valuation is completed quarterly and the contingent obligation is adjusted accordingly.

Kitara Media Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
($ in thousands, except share and per share data)
(unaudited)

Level 3 liabilities are valued using unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the derivative liabilities. For fair value measurements categorized within Level 3 of the fair value hierarchy, the Company’s Chief Financial Officer determines its valuation policies and procedures.  The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s Chief Financial Officer.

Income Taxes

In its interim financial statements, the Company follows the guidance in ASC 270, “Interim Reporting” and ASC 740 “Income Taxes”, whereby the Company utilizes the expected annual effective tax rate in determining its income tax provisions for the interim periods.  That rate differs from U.S. statutory rates primarily as a result of the valuation allowance recorded on net operating loss carryforwards and permanent differences between book and tax reporting.

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

The Company accounts for uncertain tax positions in accordance with ASC 740—“Income Taxes”. No uncertain tax provisions have been identified. The Company accrues interest and penalties, if incurred, on unrecognized tax benefits as components of the income tax provision in the accompanying unaudited interim condensed consolidated statements of operations.

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

Net earnings per share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period.  Potential common shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method).   The computation of basic loss per share for the three months ended March 31, 2014 and 2013 excludes potentially dilutive securities. At March 31, 2014 and 2013, the Company excluded potentially dilutive securities (consisting solely of stock options) of 8,852,500 and 150,000, respectively, because their inclusion would be antidilutive.

Kitara Media Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
($ in thousands, except share and per share data)
(unaudited)

Subsequent Events

The Company has evaluated events that occurred subsequent to March 31, 2014 through the date these financial statements were issued.  Management has concluded that no additional subsequent events required disclosure in these financial statements other than those identified in Note 8.

3. Short-Term Debt

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

The credit facility contains various financial covenants including the requirement that earnings before interest, taxes, depreciation and amortization be at certain minimum levels for various periods through December 31, 2014. Other financial covenants are that the Company maintain minimum liquidity (as defined in the credit facility) of $1,000 and make no more than $100 in capital expenditures in any fiscal year, other than capitalized software development costs (as defined in the credit facility), which may not be in excess of $1,000 in any fiscal year. As of March 31, 2014, the Company was in compliance with its financial covenants.  Amounts due under the credit agreement are secured by a continuing security interest in substantially all of Kitara Media’s assets and also pledges by the Company of its ownership interests in its other wholly-owned subsidiaries, NYPG and Andover Games. Outstanding advances under the Credit Agreement may not at any time exceed a Borrowing Base (as defined below) less amounts outstanding under letters of credit. The Borrowing Base is equal to 85% of eligible accounts receivable plus the lesser of 75% of eligible unbilled accounts receivable or $500 less reserves established by Lender from time to time less $500. Kitara Media shall maintain at all times minimum excess availability of not less than $500. The credit line terminates on November 1, 2016, at which time all amounts outstanding must be paid.  The facility is treated as a current liability because among other provisions, the agreement requires that the Company maintain a lockbox arrangement and contains certain subjective acceleration clauses. In addition, the bank may at its discretion, adjust the availability of the arrangement. At March 31, 2014, the outstanding balance was $908, and as of December 31, 2013 the outstanding balance was $841.

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

Interest is payable monthly at an annual interest rate which is a sum of the prime rate, as published by The Wall Street Journal, plus 9.75% per annum (the “Combined Interest Rate”). In no event shall the designated rate be less than 13%. At March 31, 2014, the interest rate on this debt was 13%.  As of March 31, 2014, the total balance on the notes was $1,017, and as of December 31, 2013 the outstanding balance was $1,383.

In June 2013 Health Guru Media secured a one (1) year receivable financing arrangement with Sterling National Bank – Factoring and Trade Finance Division (“the Bank”). Health Guru Media presents invoices to the Bank who then advances it up to 60% of eligible invoices and may remain outstanding for up to 120 days of the invoice date or 60 days past due.  The Bank charges a commission rate of .35% of the gross invoice.  All debits in the account shall bear interest daily at a rate equal to 1.75% above prime rate as published in the Wall Street Journal. As of March 31, 2014 the total balance outstanding was $946, and as of December 31, 2013 the outstanding balance was $1,080.

On June 19, 2013, Health Guru Media, the Bank and the Lender, entered into an Intercreditor agreement that has granted the Bank and the Lender, a general lien and security interest in substantially all of Health Guru Media’s assets.  This agreement sets forth the respective rights and obligations with respect to the assets of Health Guru Media between the Bank and the Lender.

Kitara Media Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
($ in thousands, except share and per share data)
(unaudited)

On March 26, 2014, in consideration of amounts loaned to the Company, the Company issued a promissory note in favor of Ironbound, with a principal amount of $1,000. The principal balance, together with interest, was due on the earlier of (a) April 25, 2014 and (b) the consummation by the Company of a private placement of its equity or debt securities or any other financing raising gross proceeds of at least $1,000 (either the “Maturity Date”).  See Note 8 regarding the conversion of the note to equity.

4. Commitments and Contingencies

Legal Proceedings

The Company is involved in various claims, legal actions and regulatory proceedings arising from time to time in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

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

Operating Leases

The Company has two leases which expire in September 2014.  Rent expense for the three months ended March 31, 2014 and 2013 was $119 and $53, respectively.  Health Guru Media had a lease which was set to terminate in September 2015.  In January 2014, this lease was terminated, effective April 30, 2014, which required the payment of a termination fee of $50.

Kitara Media Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
($ in thousands, except share and per share data)
(unaudited)

5.  Stock-based Compensation

Stock Options

The fair value of stock options is amortized on a straight line basis over the requisite service periods of the respective awards. Stock based compensation expense related to stock options was $71 and $0 for the three months ended March 31, 2014 and 2013, respectively, and was reflected in selling, general and administrative expenses on the accompanying unaudited interim condensed consolidated statements of operations. As of March 31, 2014, the unamortized value of options was $952.  As of March 31, 2014, the unamortized portion will be expensed through 2017, and the weighted average remaining amortization period was 3.5 years.

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2014	9,150,000	$0.31	$0.13	4.7	$10,013
Granted	-	-	-
Exercised	-	-	-
Forfeited, expired or canceled	(297,500)	0.40	0.17
Outstanding at March 31, 2014	8,852,500	$0.30	$0.13	4.5	$6,175

Exercisable at January 1, 2014	212,500	$0.24	$0.10	4.5	$245
Vested	368,750	0.25	0.10
Forfeited, expired or canceled	-	-	-
Exercisable at March 31, 2014	581,250	$0.25	$0.10	4.4	$437

6.  Related Party Transactions

The Company has received various accounting, human resource and information technology services from the Kitara Signing Holder, a significant shareholder of the Company. For the three months ended March 31, 2014 and 2013, the Company recorded management fees for services performed by the Kitara Signing Holder on behalf of the Company of $0 and $85, respectively.

7.  Acquisition

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

On July 1, 2013, the Company consummated the transactions contemplated by the K/N Merger Agreement.  At the close of the Merger, the NYPG Signing Holder, holder of all outstanding and issued shares of NYPG common stock, received (a) an aggregate of 10,000,000 shares of the Company’s common stock and (b) the Closing Notes, one in the amount of $100 which was due and payable on January 1, 2014 (which was subsequently extended through January 1, 2015) and one in the amount of $200 being due and payable on January 1, 2023 to replace the existing advances from the stockholder of NYPG.  Each of the Closing Notes accrues interest at a rate of 1% per annum, which will be due at the time the Closing Notes become due and payable. The aggregate purchase price of the transaction was $2,000.

For accounting purposes, the acquisition of NYPG by the Company was treated as a business combination.

The results of operations for NYPG for the period January 1, 2014 through ended March 31, 2014, are reflected in the Company’s results for the three months ended March 31, 2014, in the accompanying condensed consolidated statements of operations.  For the three months ended March 31, 2014, the revenue for NYPG was $2 and the net loss was $17.

Health Guru Acquisition

On December 3, 2013, the Company entered into a Merger Agreement and Plan of Organization (“Health Guru Merger Agreement”) by and among the Company, Kitara Media Sub, Inc. (“Merger Sub”), Health Guru Media and certain securityholders of Health Guru Media, which securityholders held a majority of the outstanding shares of capital stock of Health Guru Media and simultaneously consummated the transactions contemplated thereby (the “Closing”).

At the Closing, pursuant to the Health Guru Merger Agreement, Merger Sub was merged with and into Health Guru Media, with Health Guru Media surviving as a wholly owned subsidiary of the Company (the “HG Acquisition”). All of the shares of capital stock of Health Guru Media outstanding immediately prior to the HG Acquisition were automatically canceled and converted into the right for such holders to receive an aggregate of 18,000,000 shares of the Company’s common stock.  Simultaneously, all of Health Guru Media’s stock options and warrants to purchase common stock which were outstanding prior to the HG Acquisition were cancelled. Based on a valuation prepared by an independent appraiser, the total purchase price of the transaction was $8,600.

The results of operations for Health Guru Media for the period January 1, 2014 through March 31, 2014, are reflected in the Company’s results for the three months ended March 31, 2014, in the accompanying unaudited interim condensed consolidated statements of operations.  For the three months ended March 31, 2014, the revenue for Health Guru Media was $2,334 and the net loss was $1,116.

Unaudited pro forma combined financial information

The following presents the unaudited pro forma combined financial information, as if the acquisition of NYPG and the acquisition of Health Guru Media had occurred as of January 1, 2013:

Three Months Ended March 31, 2013
Revenue	$7,149
Net (Loss)	$(1,626)

Net (Loss) per Common Share - Basic and Diluted	$(0.02)
Weighted-Average Number of shares outstanding - Basic and Diluted	83,156,969

The pro forma combined results of operations are not necessarily indicative of the results of operations that actually would have occurred had the Mergers and the acquisition of Health Guru Media and NYPG been completed as of January 1, 2013, nor are they necessarily indicative of future consolidated results.

8.  Subsequent Events

On April 25, 2014, the Company entered into a Securities Purchase Agreement (“Purchase Agreement”) providing for the sale on a private placement basis (the “Offering”) of shares of the Company’s common stock at $0.55 per share and the issuance of warrants to purchase 50% of the total number of shares purchased by the investors in the Offering. Pursuant to the Purchase Agreement, the Company sold a total of $7,000 of its shares of common stock (or an aggregate of 12,727,272 shares) in the Offering to several accredited investors (the “Investors”), including Ironbound and Robert Regular, the Company’s chief executive officer. In connection with the Offering, the Company issued warrants to purchase an aggregate of 6,363,636 shares of the Company’s common stock.  The warrants are exercisable at a price of $0.825 per share and expire on April 30, 2019.

The Company consummated the sale of these securities on April 29, 2014.  The Company received proceeds from the Offering of approximately $6.6 million, including the cancellation of a $1 million promissory note held by Ironbound that was used to make its purchase in the Offering, net of approximately $400 of commissions and expenses.  The Company intends to use the proceeds from the offering for general working capital purposes.

In addition, pursuant to the Purchase Agreement, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the Investors. Pursuant to the Registration Rights Agreement, the Company has agreed to register the shares sold pursuant to the Purchase Agreement, including the shares underlying the warrants sold pursuant thereto, for resale by the Investors. The Company has committed to file the registration statement by May 29, 2014 and to cause the registration statement to become effective by July 28, 2014 (or, in the event of a “full review” by the Securities and Exchange Commission, August 27, 2014). However, if the Company is notified by the Securities and Exchange Commission that the registration statement will not be reviewed or is no longer subject to further review and comments, the Company will cause the registration statement to become effective on the fifth trading day following such notice. The Registration Rights Agreement provides for liquidated damages upon the occurrence of certain events, including failure by the Company to file the registration statement or cause it to become effective by the deadlines set forth above. The amount of the liquidated damages is 1.0% of the aggregate subscription amount paid by an Investor for the shares affected by the event that are still held by the Investor upon the occurrence of the event, and monthly thereafter, up to a maximum of 10.0%.

At the closing of the Offering, each of Jonathan J. Ledecky, Robert Regular and Joshua Silberstein, the Company’s president, entered into a lock-up agreement (a “Lock-Up Agreement”) with the Company, pursuant to which each such person agreed not to sell or otherwise dispose of, or enter into any arrangement that transfers the economic consequences of ownership of, any shares of Company common stock until January 29, 2015, subject to certain exceptions.

On May 8, 2014, the Board approved to grant Ironbound an option to purchase an aggregate of 750,000 shares of the Corporation’s common stock, immediately exercisable at a price per share equal to the closing stock price on the date of grant for a period of five years together with such other terms as are set forth in the Corporation form of non-plan stock option agreement.  The Board also approved the granting of options pursuant to the Corporation’s 2012 Long Term Incentive Equity Plan for various employees and a contractor in the aggregate of 670,000 shares of the Corporation’s common stock.

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

On July 1, 2013, we consummated the transactions contemplated by the K/N Merger Agreement. Upon the closing, we ceased the operations of Andover Games, our operations became entirely that of Kitara Media and NYPG and the financial statements of Kitara Media became our financial statements. For accounting purposes, the acquisition of Kitara Media was treated as an acquisition of the Company by Kitara Media and as a recapitalization of Kitara Media as Kitara Media members held a large percent of the Company’s shares and exercise significant influence over the operating and financial policies of the consolidated entity and the Company was a non-operating public registrant prior to the transaction. Pursuant to ASC 805-10-11 through 55-15, the merger or acquisition of a private operating company into a non-operating public registrant with nominal assets is considered a capital transaction in substance rather than a business combination. As a result, the condensed consolidated balance sheets, statements of operations, and statements of cash flows of Kitara Media have been retroactively updated to reflect the recapitalization.

On August 19, 2013, we filed with the Secretary of the State of Delaware an amendment to our certificate of incorporation to change our name from “Ascend Acquisition Corp.” to “Kitara Media Corp.” to better reflect our current operations following the transactions contemplated by the K/N Merger Agreement.

On December 3, 2013, we entered into the HG Merger Agreement and simultaneously closed the transactions contemplated thereby, acquiring Health Guru Media. The financial results of operations of Health Guru Media from the date of acquisition to March 31, 2014 were consolidated into our financial statements.

Results of Operations

	Three Months Ended March 31,
	2014	2013
Revenue	$6,944	$4,908
Cost of revenue	5,664	3,598
Gross Profit	1,280	1,310
GP as % of revenue	18%	27%

Operating expenses
Employee Expenses	2,237	1,015
Related party expenses	-	85
Other operating expenses	1,456	195
Depreciation and amortization	110	156
Total operating expenses	3,803	1,451

Operating (loss)	(2,523)	(141)
Other (loss)	(87)	-
Loss before income taxes	(2,610)	(141)
Income taxes	1	-
Net (loss)	(2,611)	(141)

EBITDA (a non-GAAP measure)	(2,342)	15

Net (loss)	(2,611)	(141)
Depreciation and amortization	110	156
Interest expense, less other income	87	-
Stock compensation expense	71	-
Taxes	1	-
EBITDA (a non-GAAP measure)	(2,342)	15

Revenue and Gross Margin

Consolidated revenue for the three months ended March 31, 2014 increased by $2,036, or 41%, to $6,944 as compared to $4,908 for the three months ended March 31, 2013. The growth in revenue was primarily due to the revenue contributed by our recent acquisition of Health Guru Media of $2,334 offset by a decrease in revenue from Kitara Media of approximately $300. This slight decrease was caused by the transition in the mix in revenue concentration from display to video advertising.  For the three months ended March 31, 2014 video was 70% of revenue compared to 42% for the three months ended March 31, 2013.

Consolidated margins for the three months ended March 31, 2014 decreased by $30 or -2% to $1,280 as compared to $1,310 for the three months ended March 31, 2013.  The decrease in margin was due to several factors in the business, including reduced bid pricing levels combined with the consistent cost of securing and maintaining quality publisher inventory. Margins were further impacted by the transition of technology during integration and deployment of new systems and methods for cost calculation, delivery and optimization.

During the three months ended March 31, 2014, we advanced development efforts with our own proprietary video content and ad delivery solution PROPEL+. This technology can help us to leverage campaign performance data for optimization and delivery, and is directly integrated with many video advertising and digital publishing partners. Evolving an integrated Video+ Portfolio with Health Guru Media video formats and a library of premium video content, PROPEL+ combines efficient delivery and optimization into one video platform to deliver strong engagement for advertisers and high revenues for publishers, as well as improve user experience with engaging digital content.

Employee Expenses

Employee expenses for the three months ended March 31, 2014 increased by $1,222, or 120%, to $2,237 as compared to $1,015 for the three months ended March 31, 2013. The increase for the three months ended March 31, 2014 was primarily due to the increase in headcount and employee costs as it relates to the Health Guru Media acquisition which totaled $970 for the three months ended March 31, 2014.  There was also an increase in Kitara Media’s headcount by 5 and an increase in C-level staff which in total contributed approximately $179 of the increase.  Additionally, there was $65 in stock based compensation related to Kitara Media, $40 in recruiting fees offset by $54 due to a reversal of accrued vacation related to Kitara Media as a result in a change of our employee vacation policy.

Other operating costs and related party expenses

Other operating costs and related party expense for the three months ended March 31, 2014 increased by $1,176, or 420%, to $1,456 as compared to $280 for the three months ended March 31, 2013.   The increase for the three months ended March 31, 2014 was primarily due to costs we would not have had in the prior year as it pertained to the acquisition for Health Guru Media and as a private company with centralized services.  The additional operational costs as it relates to Health Guru Media acquisition totaled $642, costs for the annual audit and related consulting costs for the valuation and tax provision was $150, higher outsourced services, such as payroll services, IT services and accounting hosting services was $36 and higher legal costs as it pertained to the Form 10-K filing with the Securities and Exchange Commission (“SEC”) and various other SEC filings and legal services totaled $72.  In an effort to improve the quality of our traffic resources the company established various vendor relationships that provide tools to monitor the quality of our traffic resources as well as provide the ability to filter any traffic that does not meet our standards.  The increase in software costs was $107 in order to establish and maintain these systems. The company also had higher hosting costs of $57 due to the additional video traffic.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended March 31, 2014 decreased by $46, or -29%, to $110 as compared to $156 for the three months ended March 31, 2013. The decrease was primarily in amortization expense which was due to certain intangible assets reaching their maturity.

EBITDA (non-GAAP measure)

In addition to the results presented in accordance with generally accepted accounting principles, or GAAP, we present EBITDA which is a non-GAAP measure. We believe that this non-GAAP measure, viewed in addition to and not in lieu of our reported GAAP results, provides useful information to investors by providing a more focused measure of operating results.  The non-GAAP measure presented herein may not be comparable to similarly titled measures presented by other companies.

EBITDA for the three months ended March 31, 2014 decreased by $2,357, to ($2,342) as compared to $15 for the three months ended March 31, 2013. Overall the decrease in EBITDA was due to higher operating costs due to the acquisition and  as well as lower gross profit margin as described in detail above. Management reviews EBITDA on a monthly basis as it is a key business indicator and metric that is used internally.

We calculate EBITDA by taking the net loss and adding back depreciation, amortization and interest expense less interest income, stock-based compensation and taxes.

Liquidity and Capital Resources

Net cash provided by/(used in) operating activities

Net cash used in operating activities was ($509) for the three months ended March 31, 2014, compared to net cash provided of $2,556 for the three months ended March 31, 2013.  The decrease in cash used for the three months ended March 31, 2014 was primarily due to the net loss of ($2,611) for the three months ended March 31, 2014 compared to a net loss of ($141) for the three months ended March 31, 2013.  The net loss was due to the added costs from the acquisition of Health Guru Media and lower gross profit margins which are described in detail above.  This net cash was offset by an increase in the collection of accounts receivable.  The increase in collections is a natural effect from having lower sales in the first quarter versus the fourth quarter.

The cash provided by operating activities for the three months ended March 31, 2013 of $2,556 was primarily caused by the collections from accounts receivable again due to the lower revenue in the first quarter as compared to the fourth quarter.  This swing in revenue is due to seasonality.

Net cash used in investing activities

Net cash used in investing activities was $230 for the three months ended March 31, 2014, compared to $113 for the three months ended March 31, 2013.  The cash used in both periods was primarily for software development for internal use.  In 2014 and 2013, our main project was the development of its PROPEL + player which is an ad delivery solution.

Net cash provided by/(used in) financing activities

Net cash provided by financing activities was $567 for the three months ended March 31, 2014, compared to ($2,443) used in financing for the three months ended March 31, 2013.  On March 26, 2014, the Company issued a promissory note (the“Note”) in favor of Ironbound with a principal amount of $1,000. The principal balance, together with interest, was due on the earlier of (a) April 25, 2014 and (b) the consummation by the Company of a private placement of its equity or debt securities or any other financing raising gross proceeds of at least $1,000 (either the “Maturity Date”). The Note was converted to equity in connection with our April 2014 Offering.

Net cash used in financing of ($2,443) for the three months ended March 31, 2013 was primarily due to capital distributions to its members’ of $1,906 and a decrease in its cash overdraft of $537 from financial institutions.

As part of our financial strategy, Kitara Media established a credit facility with Wells Fargo Bank.  The amount of the credit line is $5,000 initially with an option to increase to $10,000 on April 30, 2015 in two equal tranches of $2,500 each.  The interest rate on the credit facility is Libor plus 4.25% with a minimum interest charge of $10 per month.  There are various financial and other covenants in the credit agreement that we must continue to satisfy in order to be compliant with the credit facility.  With the acquisition of Health Guru Media, we inherited a receivable financing arrangement with Sterling National Bank – Factoring and Trade Finance Division.  Health Guru Media presents invoices to the Bank who then advances it up to 60% of eligible invoices and may remain outstanding for up to 120 days of the invoice date or 60 days past due.  The Bank charges a commission rate of .35% of the gross invoice.  All debits in the account shall bear interest daily at a rate equal to 1.75% above prime rate as published in the Wall Street Journal. The ability to borrow against our accounts receivable gives us greater flexibility to grow the business by providing additional liquidity and relieving the pressure we currently have in working capital.

As reported in note 8, Subsequent events, to our unaudited interim condensed financial statements, we consummated the sale, on a private placement basis, of shares of the Company’s common stock which provided proceeds from the Offering of approximately $6.6 million, including the cancellation of the $1 million Note held by Ironbound that was used to make its purchase in the offering, net of approximately $400 of commissions and expenses.  We intend to use the proceeds from the sales for general working capital purposes.

We believe that with our current level of cash and the ability to borrow against our accounts receivables, that we will have sufficient liquidity to maintain operations for a minimum of the next twelve months.

Off-balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements.

Seasonality

We experience seasonality in our operations.  Historically, video advertising revenue in the fourth quarter has been the highest.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-Q.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2014, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective at providing reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. See the material weaknesses described in Management's Report on Internal Control over Financial Reporting below

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2013. Due to control deficiencies in several areas that are considered to be material weaknesses.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  Management identified the following material weaknesses in internal control over financial reporting as of March 31, 2014:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal

We are involved in various claims, legal actions and regulatory proceedings arising from time to time in the ordinary course of business. Other than the matter set forth in Note 4 to our unaudited interim condensed consolidated financial statements appearing elsewhere in this quarterly report on Form 10-Q, in the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 6.  Exhibits.

Exhibit No.	Description

10.1
Promissory Note, dated March 26, 2014, in the original principal amount of $1,000,000 in favor of Ironbound Partners Fund LLC (incorporated by reference to Exhibit 10.1 included in the Company’s Current Report on Form 8-K filed with the SEC on March 31, 2014).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
Condensed consolidated financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2014, formatted in XBRL: (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Cash Flows and (iv) Notes to Unaudited Financial Statements, as blocks of text and in detail.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KITARA MEDIA CORP.

Date: May 15, 2014	By:	/s/ Robert Regular
Robert Regular
Chief Executive Officer (Principal executive officer)

Date: May 15, 2014	By:	/s/ Lisa VanPatten
Lisa VanPatten
Chief Financial Officer (Principal financial and accounting officer)