Form 10-Q
period 2014-06-30
KITARA MEDIA CORP.
filed 2014-08-14
CIK 1350773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 95,884,241 shares of common stock as of August 14, 2014.

KITARA MEDIA CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2014

Part I – FINANCIAL INFORMATION

Item 1 – Financial Statements

Kitara Media Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

($ in thousands, except share and per share data)

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$4,322	$2,478
Accounts receivable, net of allowance for doubtful accounts of $343 and $343, respectively	4,857	10,061
Prepaid expenses and other current assets	224	268
TOTAL CURRENT ASSETS	9,403	12,807

Property and equipment, net	1,162	910
Restricted cash	192	183
Deferred financing costs	61	74
Intangible assets	2,013	2,126
Goodwill	11,816	11,816
TOTAL ASSETS	$24,647	$27,916

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$3,314	$4,629
Accrued compensation	337	1,180
Short term debt	1,373	3,304
Note payable stockholder, current	100	-
TOTAL CURRENT LIABILITIES	5,124	9,113

COMMITMENTS AND CONTINGENCIES
Deferred rent	3	9
Deferred tax liability	272	272
Other liabilities	224	224
Note payable stockholder, non-current	200	302
TOTAL LIABILITIES	5,823	9,920

STOCKHOLDERS' EQUITY
Preferred Stock, $0.0001 par value, authorized 1,000,000 shares, none issued	-	-
Common stock, $0.0001 par value, authorized 300,000,000 shares, issued and outstanding 95,884,241 and 83,156,969, at June 30, 2014 and December 31, 2013, respectively	10	8
Additional paid-in capital	24,622	17,820
Retained (Accumulated deficit) earnings	(5,808)	168
TOTAL STOCKHOLDERS' EQUITY	18,824	17,996
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$24,647	$27,916

See accompanying notes to condensed consolidated financial statements

Kitara Media Corp. and Subsidiaries

Condensed Consolidated Statements of Operations

($ in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$5,230	$5,519	$12,175	$10,428
Cost of revenue	4,394	3,783	10,059	7,382
Gross Profit	836	1,736	2,116	3,046

Operating expenses
Employee expenses	2,453	1,001	4,690	2,016
Related party expenses	-	69	-	154
Other operating expenses	1,549	324	3,005	519
Depreciation and amortization	115	81	225	237
Total operating expenses	4,117	1,475	7,920	2,926

Operating income (loss)	(3,281)	261	(5,804)	120

Interest Expense	(69)	-	(156)	-

Income (loss) before income taxes	(3,350)	261	(5,960)	120

Income taxes	15	-	16	-
Net income (loss)	$(3,365)	$261	$(5,976)	$120

Net income (loss) per Common Share - Basic and Diluted	$(0.04)	$0.01	$(0.07)	$0.01
Weighted-Average Number of shares outstanding - Basic and Diluted	91,968,157	20,000,000	87,586,903	20,000,000

See accompanying notes to condensed consolidated financial statements

Kitara Media Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

($ in thousands)

(unaudited)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(5,976)	$120
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Depreciation and amortization	225	230
Stock-based compensation	313	-
Deferred rent amortization	(6)	(6)
Financing costs amortization	13	-
Provisions for bad debt	-	(37)
Changes in Assets and Liabilities
Accounts receivable, net	5,204	2,987
Prepaid expenses and other current assets	44	(31)
Accounts payable and accrued liabilities	(1,317)	(1,612)
Accrued compensation	(843)	-
Net cash (used in)/provided by operating activities	(2,343)	1,651

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(364)	(245)
Restricted cash	(9)	-
Net cash used in investing activities	(373)	(245)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital distributions to members	-	(699)
Repayments of short term debt	(1,825)	-
Proceeds from private placement	5,491
Repayments under lines of credit	(9,160)	-
Borrowings under lines of credit	9,054	-
Proceeds from note payable - shareholder	1,000	-
Changes in cash overdraft from financial institution, net	-	(670)
Net cash (used in)/provided by financing activities	4,560	(1,369)

Net increase in cash	1,844	37
Cash at beginning of period	2,478	-
Cash at end of period	$4,322	$37

Supplemental disclosure to cash flow information:
Cash paid for Interest	$153	$-
Cash paid for Taxes	$78	$-

Supplemental disclosure of non-cash financing activity:
Shares of common stock issued in exchange for note payable - stockholder	$1,000	$-

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

On July 1, 2013, the Company consummated the transactions contemplated by the K/N Merger Agreement. At the close of the Mergers, (i) the Kitara Signing Holder received an aggregate of 20,000,000 shares of the Company’s common stock and (ii) the NYPG Signing Holder received (a) an aggregate of 10,000,000 shares of the Company’s common stock and (b) two promissory notes (collectively, the “Closing Notes”), one in the amount of $100 being due and payable on January 1, 2014, which was subsequently refinanced and is now due and payable on January 1, 2015, and one in the amount of $200 being due and payable on January 1, 2023 to replace the existing advances from the NYPG Signing Holder to NYPG. Each of the Closing Notes accrues interest at a rate of 1% per annum, which will be due at the time the Closing Notes become due and payable. The terms of the K/N Merger Agreement provided for an adjustment to the merger consideration between the Company and Kitara Media dependent on a calculation of Kitara Media’s Closing Working Capital, as defined in the K/N Merger Agreement. The amount of this adjustment was determined to be $904 (See Note 7). Also on July 1, 2013, as a condition to closing the K/N Merger Agreement, (1) certain stockholders of the Company contributed an aggregate of 25,813,075 shares of common stock to the Company for cancellation without the payment of any additional consideration and (2) the Company sold an aggregate of 4,000,000 shares of the Company Common Stock to Ironbound Partners Fund LLC, an affiliate of the Company’s then Interim Chief Financial Officer (“Ironbound”), on a private placement basis, for an aggregate purchase price of $2,000 or $0.50 per share, of which $300 was through the conversion of outstanding promissory notes held by Ironbound. In addition, the Company repurchased 381,950 shares from a stockholder simultaneously with the closing of the Mergers. Prior to June 30, 2013, the operations of Andover Games were formally discontinued. On July 1, 2013, the financial statements of Kitara Media became the Company’s financial statements and the Company’s operations became entirely that of Kitara Media and NYPG.

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

Kitara Media Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

($ in thousands, except share and per share data)

(unaudited)

On December 3, 2013, the Company acquired Health Guru Media. As a result of the transaction, Health Guru Media security holders received an aggregate of 18,000,000 shares of the Company’s common stock. As part of the transaction, the Company raised $2,000 from qualified investors in a private offering priced at $0.50 per share, including from Ironbound and another member of the Company’s board of directors. For accounting purposes, the acquisition of Health Guru Media by the Company was treated as a business combination.

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

The Company consummated the sale of these securities on April 29, 2014. The Company received proceeds from the Offering of approximately $6,500, including the cancellation of a $1,000 promissory note held by Ironbound that was used to make its purchase in the Offering, net of approximately $500 of commissions and expenses.

In addition, pursuant to the Purchase Agreement, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the Investors. Pursuant to the Registration Rights Agreement, the Company registered the shares sold pursuant to the Purchase Agreement, including the shares underlying the warrants sold pursuant thereto, for resale by the Investors pursuant to a registration statement which was declared effective by the Securities and Exchange Commission (“SEC”) on June 4, 2014. The Registration Rights Agreement provides for liquidated damages upon the occurrence of certain events, including failure by the Company to maintain the effectiveness of the registration statement for certain periods of time. The amount of the liquidated damages is 1.0% of the aggregate subscription amount paid by an Investor for the shares affected by the event that are still held by the Investor upon the occurrence of the event, and monthly thereafter, up to a maximum of 10.0%.

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

On May 8, 2014, the Board approved to grant Ironbound an option to purchase an aggregate of 750,000 shares of the Corporation’s common stock, immediately exercisable at $0.60 per share (the closing stock price on the date of grant) for a period of five years (see Note 5).

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements and footnotes have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and applicable rules and regulations of the SEC regarding unaudited interim financial information. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s Condensed Consolidated Balance Sheets, Statements of Operations, and Cash Flows for the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of the results of operations to be expected for the full year due to seasonal and other factors. Certain information and footnote disclosures normally included in the consolidated financial statements in accordance with US GAAP have been omitted in accordance with the rules and regulations of the SEC. Accordingly, these unaudited interim condensed consolidated financial statements and footnotes should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2014.

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

Concentration of Credit Risk and Significant Customers

The Company’s largest customers accounted for approximately 60.2% (4 customers accounted for 22.6%, 12.9%, 12.6%, and 12.1% of this amount) and 44.5% (2 customers accounted for 27.9%, and 16.6% of this amount) of the Company’s revenues for the three months ended June 30, 2014 and 2013, respectively, and approximately 43.2% (2 customers accounted for 17.0% and 13.0% of this amount) and 52.2% (2 customers accounted for 36.2%, and 15.9% of this amount) of the related accounts receivable as of June 30, 2014 and 2013, respectively, and approximately 43.4% (3 customers accounted for 18.0%, 14.7%, and 10.7% of this amount) and 47.4% (3 customers accounted for 25.8%, 11.4%, and 10.2% of this amount) of the Company’s revenues for the six months ended June 30, 2014 and 2013, respectively, and approximately 15.9% and 63.8% (3 customers accounted for 36.2%, 15.9%, and 11.6% of this amount) of the related accounts receivable as of June 30, 2014 and 2013, respectively. The Company’s largest vendors accounted for approximately 62.1% (3 vendors accounted for 25%, 20.1%, and 17% of this amount) and 42.4% (2 vendors accounted for 29.3% and 13.1% of this amount) of the Company’s cost of revenues for the three months ended June 30, 2014 and 2013, respectively, and approximately 43.8% (2 vendors accounted for 27% and 16.3%) and 25.9% (from one vendor) of the related accounts payable as of June 30, 2014 and 2013, respectively, and approximately 63.5% (3 vendors accounted for 23.4%, 21% and 19.1% of this amount) and 35.8% (2 vendors accounted for 20.7% and 15.1% of this amount) of the Company’s cost of revenues for the six months ended June 30, 2014 and 2013, respectively, and approximately 30.0% (2 vendors accounted for 16.3% and 13.2%) and 25.9% (from one vendor) of the related accounts payable as of June 30, 2014 and 2013, respectively.

Kitara Media operates in a free market bid-based environment. Customer concentration is a reflection of obtaining the highest bid.

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and accounts receivable. Cash is deposited with a limited number of financial institutions. The balances held at any one financial institution may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Accounts are insured by the FDIC up to $250. As of June 30, 2014 and December 31, 2013, the Company held cash balances in excess of federally insured limits.

Credit is extended to customers based on an evaluation of their financial condition and other factors. The Company generally does not require collateral or other security to support accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains an allowance for doubtful accounts and sales credits.

Fair Value of Financial Instruments

ASC Topic 825 “Financial Instruments” requires that fair value be disclosed for the Company’s financial instruments. The Company’s financial instruments, including cash, accounts receivable, accounts payable, short term debt, note payables and accrued liabilities are carried at historical cost basis. At June 30, 2014 and December 31, 2013, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments. The contingent consideration related to a previous acquisition is measured at fair value on a recurring basis and adjusted accordingly.

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

Kitara Media Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

($ in thousands, except share and per share data)

(unaudited)

●	Level 1: Quoted prices in active markets for identical assets or liabilities.
●	Level 2: Quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable, either directly or indirectly.
●	Level 3: Significant unobservable inputs that cannot be corroborated by market data

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

The royalty amount is capped and cannot exceed $2,000. At the end of the fifth year, there is a settlement provision. An amount representing $2,000 less the aggregate amount of the Skyword Royalty paid through such fifth year is deemed the “Remainder.” If (i) the Remainder is $0, then no further action is necessary; (ii) if the Remainder is greater than $0, then Health Guru Media may pay the full dollar value of the Remainder to Skyword in full satisfaction of the obligation, or, (iii) if Health Guru Media does not exercise its option to pay the remainder in full, then Health Guru Media shall select a dollar value between $0 and the Remainder (“Settlement Value”). Skyword then has the option to accept receipt of the Settlement Value in full satisfaction or (iv) Skyword pays Health Guru Media the Settlement Value and thus reclaims all assets of the Gather business.

The asset’s or liability’s fair value measurement within the fair value hierarchy is based upon the lowest level of any input that is significant to the fair value measurement. The following table provides a summary of the assets that are measured at fair value on a recurring basis.

	Condensed Consolidated Balance Sheet	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Fair value of contingent consideration in connection with the purchase of Gather (included in other liabilities):
June 30, 2014	$224	$-	$-	$224
December 31, 2013	$224	$-	$-	$224

Kitara Media Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

($ in thousands, except share and per share data)

(unaudited)

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

For the Six Months Ended June 30, 2014
Beginning balance at January 1, 2014	$224
Change in fair value of contingent consideration	-
Ending balance at June 30, 2014	$224

The contingent obligation to Skyword at June 30, 2014, recorded in connection with Health Guru Media’s purchase of Gather.com in September 2012, is classified within Level 3 of the valuation hierarchy. In order to determine the fair value of the contingent obligation to Skyword, using historical performance, the Company estimates the future cash flows from the Gather.com website and then applies a discount rate of 35%. This valuation is completed quarterly and the contingent obligation is adjusted accordingly.

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

Kitara Media Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

($ in thousands, except share and per share data)

(unaudited)

Net earnings per share

Basic net (loss) income per share is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method). The computation of basic (loss) income per share for the three and six months ended June 30, 2014 and 2013 excludes potentially dilutive securities. At June 30, 2014 and 2013, the Company excluded potentially dilutive securities of 15,938,636 and 150,000, respectively, because their inclusion would be antidilutive, consisting of the securities as shown below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Options	9,575,000	150,000	9,575,000	150,000
Warrants	6,363,636	-	6,363,636	-
Total	15,938,636	150,000	15,938,636	150,000

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued Accounting Standards Update (“ASU”) No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s condensed consolidated financial position and results of operations.

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The adoption of this standard is not expected to have a material impact on the Company’s condensed consolidated financial position and results of operations.

Accounting standards that have been issued or proposed by the FASB, SEC and/or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the condensed consolidated financial statements upon adoption.

Subsequent Events

The Company has evaluated events that occurred subsequent to June 30, 2014 through the date these financial statements were issued. Management has concluded that no additional subsequent events required disclosure in these financial statements.

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

On June 30, 2014, the Company amended the credit and security agreement with the Lender to include the accounts receivable of its subsidiary, Health Guru Media, and to make various changes to the financial covenants.

The credit facility, as amended, contains various financial covenants including that the Company maintain minimum liquidity (as defined in the credit facility) of $1,500 and make no more than $100 in capital expenditures in any fiscal year, other than capitalized software development costs (as defined in the credit facility), which may not be in excess of $1,200 for fiscal year 2014 and $1,000 for any subsequent fiscal year. As of June 30, 2014, the Company was in compliance with its financial covenants. Amounts due under the credit agreement are secured by a continuing security interest in substantially all of Kitara Media’s assets and also pledges by the Company of its ownership interests in its other wholly-owned subsidiaries, Health Guru Media, NYPG and Andover Games. Outstanding advances under the Credit Agreement may not at any time exceed a Borrowing Base (as defined below) less amounts outstanding under letters of credit. The Borrowing Base is equal to 85% of eligible accounts receivable plus the lesser of 75% of eligible unbilled accounts receivable or $500 less reserves established by Lender from time to time less $500. Kitara Media shall maintain at all times minimum excess availability of not less than $500. The credit line terminates on November 1, 2016, at which time all amounts outstanding must be paid. The facility is treated as a current liability because among other provisions, the agreement requires that the Company maintain a lockbox arrangement and contains certain subjective acceleration clauses. In addition, the bank may at its discretion, adjust the availability of the arrangement.

At June 30, 2014, the outstanding balance was $735, and as of December 31, 2013 the outstanding balance was $841.

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

Interest is payable monthly at an annual interest rate which is a sum of the prime rate, as published by The Wall Street Journal, plus 9.75% per annum (the “Combined Interest Rate”). In no event shall the designated rate be less than 13%. At June 30, 2014, the interest rate on this debt was 13%. As of June 30, 2014, the total balance on the notes was $638, and as of December 31, 2013 the outstanding balance was $1,383.

In June 2013, Health Guru Media secured a one (1) year receivable financing arrangement with Sterling National Bank – Factoring and Trade Finance Division (“the Bank”). Health Guru Media presented invoices to the Bank who then advanced it up to 60% of eligible invoices and could remain outstanding for up to 120 days of the invoice date or 60 days past due. The Bank charged a commission rate of .35% of the gross invoice. All debits in the account bore interest daily at a rate equal to 1.75% above prime rate as published in the Wall Street Journal. On June 18, 2014, in connection with the amendment of the credit and security agreement with the Lender, the Bank received payment in full of the outstanding amounts under the financing arrangement and it was thereafter immediately terminated. As of June 30, 2014 the total balance outstanding was $0, and as of December 31, 2013 the outstanding balance was $1,080.

On March 26, 2014, in consideration of amounts loaned to the Company, the Company issued a promissory note in favor of Ironbound, with a principal amount of $1,000. The principal balance, together with interest, was due on the earlier of (a) April 25, 2014 and (b) the consummation by the Company of a private placement of its equity or debt securities or any other financing raising gross proceeds of at least $1,000 (either the “Maturity Date”). See Note 1 regarding the conversion of the note to equity.

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

In December 2013, an action entitled Intrepid Investments, LLC ("Intrepid") v. Selling Source, LLC, et al., Index No. 65429/2013 was filed in the Supreme Court of the State of New York, County of New York. This is an action commenced by Intrepid to collect on a Junior Secured Promissory Note signed by Selling Source in the original principal sum of $28,700 (the "Note"). Kitara Media is not a signatory to the Note but it did sign an August 31, 2010 Security Agreement ("Security Agreement") pledging certain of its assets as security for the Note. At the time Kitara Media signed the Security Agreement, it was wholly-owned by Selling Source. On July 1, 2013, Kitara Media merged with K/N Merger Sub, with Kitara Media surviving the merger and becoming the Company’s wholly-owned subsidiary. Accordingly, it is no longer wholly-owned by Selling Source, although it is still an affiliate of Selling Source. In the action, Intrepid seeks to foreclose on the security interest. Both Selling Source’s and Kitara Media’s obligations to Intrepid under the Note and Security Agreement were subordinate to obligations Selling Source had to two groups of prior lenders ("Senior Lenders"). The right of Intrepid to compel payments under the Note and/or foreclose the lien created by the Security Agreement was subject to an Intercreditor Agreement by and between the Senior Lenders and Intrepid. Under the terms of the Intercreditor Agreement, Intrepid could not take steps to compel Selling Source to make payment on the Note or foreclose the Security Agreement so long as the obligations to the Senior Lenders remained outstanding. In addition, under the terms of the Intercreditor Agreement, the Senior Lenders had the right to have the lien released on any of the collateral pledge as security under the Security Agreement. In connection with the merger of K/N Merger Sub LLC and Kitara Media, the first priority Senior Lenders released the lien on Kitara Media’s assets which were pledged as collateral under the Security Agreement and the obligation of Kitara Media to Intrepid was released. In addition, Selling Source’s obligations to the Senior Lenders remains outstanding. Based on these facts, Kitara Media believes Intrepid’s claim is without merit and intends to defend it vigorously. In any event, Selling Source has acknowledged an obligation to indemnify and defend Kitara Media from any liability to Intrepid arising out of the Note and Security Agreement. The parties have exchanged pleadings and discovery has commenced.

Operating Leases

The Company has two leases which expire in September 2014. Rent expense for the three months ended June 30, 2014 and 2013 was $160 and $53, respectively and $318 and $106 for the six months ended June 30, 2014 and 2013, respectively. Health Guru Media had a lease which was set to terminate in September 2015. In January 2014, this lease was terminated, effective April 30, 2014, which required the payment of a termination fee of $50.

5. Stock-based Compensation

Stock Options

The fair value of stock options is amortized on a straight line basis over the requisite service periods of the respective awards. Stock based compensation expense related to stock options was $242 and $0 for the three months ended June 30, 2014 and 2013, respectively, and $313 and $0 for the six months ended June 30, 2014 and 2013, respectively, and is reflected in selling, general and administrative expenses on the accompanying unaudited interim condensed consolidated statements of operations. As of June 30, 2014, the unamortized value of options was $1,176. As of June 30, 2014, the unamortized portion will be expensed through 2018, and the weighted average remaining amortization period was 3.3 years.

Kitara Media Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

($ in thousands, except share and per share data)

(unaudited)

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2014	9,150,000	$0.31	$0.13	4.7	$10,013
Granted	1,420,000	0.34	0.40	4.9
Exercised	-	-	-
Forfeited, expired or canceled	(995,000)	0.37	0.15
Outstanding at June 30, 2014	9,575,000	$0.30	$0.16	4.3	$2,677

Exercisable at January 1, 2014	212,500	$0.24	$0.10	4.5	$245
Vested	1,487,500	0.43	0.05
Forfeited, expired or canceled	-	-	-
Exercisable at June 30, 2014	1,700,000	$0.40	$0.06	4.5	$314

The black-Scholes method options pricing model was used to estimate fair value as of the date of grants during the three and six months ended June 30, 2014 using the following assumptions.

The simplified method was used to determine the expected life as the granted options were “plain-vanilla” options.

	May 8, 2014 Option Grants	May 8, 2014 Non- Plan Option Grant
Exercise Price	$0.04	$0.60
Stock Price	$0.60	$0.60
No. of Shares	670,000	750,000
Dividend Yield	0%	0%
Expected Volatility	55%	55%
Risk-free interest rate	1.63%	1.63%
Expected Life	3.75	5.0

6. Related Party Transactions

The Company has received various accounting, human resource and information technology services from the Kitara Signing Holder, a significant shareholder of the Company. For the three months ended June 30, 2014 and 2013, the Company recorded management fees for services performed by the Kitara Signing Holder on behalf of the Company of $0 and $69, respectively. For the six months ended June 30, 2014 and 2013, the Company recorded management fees for services performed by the Kitara Signing Holder on behalf of the Company of $0 and $154, respectively.

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

Kitara Media Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

($ in thousands, except share and per share data)

(unaudited)

On July 1, 2013, the Company consummated the transactions contemplated by the K/N Merger Agreement. At the close of the Merger, the NYPG Signing Holder received (a) an aggregate of 10,000,000 shares of the Company’s common stock and (b) the Closing Notes, one in the amount of $100 which was due and payable on January 1, 2014 (which was subsequently extended through January 1, 2015) and one in the amount of $200 being due and payable on January 1, 2023 to replace the existing advances from the stockholder of NYPG. Each of the Closing Notes accrues interest at a rate of 1% per annum, which will be due at the time the Closing Notes become due and payable. The aggregate purchase price of the transaction was $2,000.

For accounting purposes, the acquisition of NYPG by the Company was treated as a business combination.

The results of operations for NYPG for the period January 1, 2014 through ended June 30, 2014, are reflected in the Company’s results for the three and six months ended June 30, 2014, in the accompanying condensed consolidated statements of operations. For the three months ended June 30, 2014, the revenue for NYPG was $1 and the net loss was ($13). For the six months ended June 30, 2014, the revenue for NYPG was $3 and the net loss was ($29).

Health Guru Acquisition

On December 3, 2013, the Company entered into a Merger Agreement and Plan of Organization (“Health Guru Merger Agreement”) by and among the Company, Kitara Media Sub, Inc. (“Merger Sub”), Health Guru Media and certain security holders of Health Guru Media, which security holders held a majority of the outstanding shares of capital stock of Health Guru Media and simultaneously consummated the transactions contemplated thereby (the “Closing”).

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

The results of operations for Health Guru Media for the period January 1, 2014 through June 30, 2014, are reflected in the Company’s results for the three and six months ended June 30, 2014, in the accompanying unaudited interim condensed consolidated statements of operations. For the three months ended June 30, 2014, the revenue for Health Guru Media was $1,674 and the net loss was ($1,029). For the six months ended June 30, 2014, the revenue for Health Guru Media was $4,005 and the net loss was ($2,084).

Unaudited pro forma combined financial information

The following presents the unaudited pro forma combined financial information, as if the mergers and acquisitions of NYPG and Health Guru Media had occurred as of January 1, 2013:

	Three Months Ended	Six Months Ended
	June 30, 2013	June 30, 2013
Revenue	$8,082	$15,231
Net (Loss)	$(1,387)	$(3,013)

Net (Loss) per Common Share - Basic and Diluted	$(0.02)	$(0.04)
Weighted-Average Number of shares outstanding - Basic and Diluted	83,156,969	83,156,969

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

On December 3, 2013, we entered into the HG Merger Agreement and simultaneously closed the transactions contemplated thereby, acquiring Health Guru Media. The financial results of operations of Health Guru Media from the date of acquisition to June 30, 2014 were consolidated into our financial statements.

On April 29, 2014, we sold a total of $7,000 of our shares of common stock (or an aggregate of 12,727,272 shares) to several accredited investors (the “Investors”), including Ironbound and Robert Regular, the Company’s chief executive officer. In connection with the offering, we issued warrants to purchase an aggregate of 6,363,636 shares of common stock.  The warrants are exercisable at a price of $0.825 per share and expire on April 30, 2019. We received proceeds from the offering of approximately $6,500, including the cancellation of a $1,000 promissory note held by Ironbound that was used to make its purchase in the offering, net of approximately $500 of commissions and expenses.

Results of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue	$5,230	$5,519	$12,175	$10,428
Cost of revenue	4,394	3,783	10,059	7,382
Gross Profit	836	1,736	2,116	3,046
GP as % of revenue	16%	31%	17%	29%

Operating expenses
Employee Expenses	2,453	1,001	4,690	2,016
Related party expenses	-	69	-	154
Other operating expenses	1,549	324	3,005	519
Depreciation and amortization	115	81	225	237
Total operating expenses	4,117	1,475	7,920	2,926

Operating income (loss)	(3,281)	261	(5,804)	120
Interest Expense	(69)	-	(156)	-
Income (loss) before income taxes	(3,350)	261	(5,960)	120
Income taxes	15	-	16	-
Net income (loss)	$(3,365)	$261	$(5,976)	$120

EBITDA (a non-GAAP measure)	(2,924)	342	(5,266)	357

Net income (loss)	$(3,365)	$261	$(5,976)	$120
Depreciation and amortization	115	81	225	237
Interest expense, less other income	69	-	156	-
Stock compensation expense	242	-	313	-
Taxes	15	-	16	-
EBITDA (a non-GAAP measure)	$(2,924)	$342	$(5,266)	$357

Revenue and Gross Margin

Consolidated revenue for the three months ended June 30, 2014 decreased by ($289), or -5%, to $5,230 as compared to $5,519 for the three months ended June 30, 2013. Consolidated revenue for the six months ended June 30, 2014 increased by $1,747 or 17%, to $12,175 as compared to $10,428 for the six months ended June 30, 2013. The decline in revenue for the three months was primarily due to the revenue contributed by our recent acquisition of Health Guru Media of $1,674 offset by a decrease in revenue from Kitara Media of approximately ($1,999). The increase in revenue for the six months was primarily due to the revenue contributed by our recent acquisition of Health Guru Media of $4,005 offset by a decrease in revenue from Kitara Media of approximately ($2,299). The revenue decline is attributed to the increased demands and requirements from advertisers to meet new standards of ad type, location and quality from publisher traffic sources.

In order to meet these new demands and requirements, Kitara Media implemented new standards and policies and launched additional proprietary and third party verification tools to screen publisher inventory to exceed advertisers’ requirements. The immediate implementation of these steps eliminated significant inventory sources and had a direct effect on revenue.

Consolidated margins for the three months ended June 30, 2014 decreased by ($900) or -52% to $836 as compared to $1,736 for the three months ended June 30, 2013.  Consolidated margins for the six months ended June 30, 2014 decreased by ($930) or -31% to $2,116 as compared to $3,046 for the six months ended June 30, 2013. The decrease in margin was due to several factors in the business, including reduced bid pricing levels combined with the consistent cost of securing and maintaining quality publisher inventory. Margins were further impacted by the transition of technology during integration and deployment of new systems and methods for cost calculation, delivery and optimization.

During the six months ended June 30, 2014, we advanced development efforts with our own proprietary video content and ad delivery solution PROPEL+. This technology can help us to leverage campaign performance data for optimization and delivery, and is directly integrated with many video advertising and digital publishing partners. Evolving an integrated Video+ Portfolio with Health Guru Media video formats and a library of premium video content, PROPEL+ combines efficient delivery and optimization into one video platform to deliver strong engagement for advertisers and high revenues for publishers, as well as improve user experience with engaging digital content. We have also implemented various monitoring and screening tools in order to provide our advertisers transparency and the highest quality traffic.

Employee Expenses

Employee expenses for the three months ended June 30, 2014 increased by $1,452, or 145%, to $2,453 as compared to $1,001 for the three months ended June 30, 2013. Employee expenses for the six months ended June 30, 2014 increased by $2,674, or 133%, to $4,690 as compared to $2,016 for the six months ended June 30, 2013. The increase for the three and six months ended June 30, 2014 was primarily due to the increase in headcount and employee costs as it relates to the Health Guru Media acquisition which totaled $871 for the three months ended and $1,841 for the six months ended June 30, 2014.  There was also an increase in Kitara Media’s headcount predominately in C-level staff, which in total contributed approximately $249 of the increase for the three months, ended and $428 for the six months ended June 30, 2014.  Additionally, there was $243 in stock based compensation for the three months ended and $313 for the six months ended June 30, 2014 vs. nothing in the prior year as there was no stock option plan in place. There was also a decline in software capitalization due to the Propel product reaching maturity in 2014 vs. 2013. The decrease in software capitalization was $90 for the three months ended and $119 for the six months ending June 30, 2014.

Other operating costs and related party expenses

Other operating costs and related party expense for the three months ended June 30, 2014 increased by $1,156, or 294%, to $1,549 as compared to $393 for the three months ended June 30, 2013.  Other operating costs and related party expense for the six months ended June 30, 2014 increased by $2,332, or 347%, to $3,005 as compared to $673 for the six months ended June 30, 2013. The increase for the three and six months ended June 30, 2014 was primarily due to costs we would not have had in the prior year as it pertained to the acquisition for Health Guru Media and as a private company with centralized services.  The additional operational costs as it relates to Health Guru Media acquisition totaled $440 for the three months and $1,072 for the six months ended June 30, 2014.

In an effort to improve the quality of our traffic resources, we established various vendor relationships that provide tools to monitor the quality of our traffic resources as well as provide the ability to filter any traffic that does not meet our standards.  The increase in software and technical services was $385 for the three months and $493 for the six months ended June 30, 2014. We also had higher hosting costs of $30 for the three months and $88 for the six months ended June 30, 2014 due to the additional video traffic.

Legal and accounting costs were higher by approximately $103 for the three months ended June 30, 2014 as they related to our quarterly filings with the SEC that were not required in the prior year. Additionally these costs were higher by approximately $167 for the six months ended June 30, 2014 as they related to costs for the annual audit, the filing of our Annual Report on Form 10-K and related consulting costs for the valuation and tax provision. Insurance costs were higher by approximately $25 for the three months and $51 for the six months ended June 30, 2014 due to the higher coverage needed as a public entity. There was also an increase in bad debt of approximately $19 for the three months and $79 for the six months ending June 30, 2014 predominately due to the write down of various prepaid media accounts. We periodically review the prepaid media accounts to ensure they are being utilized or will make the effort to collect the balances, if possible. There was also an increase in bank fees of approximately $14 for the three months and $43 for the six months ending June 30, 2014 due to the establishment of the Wells Fargo credit facility that was not in place until November 2013.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended June 30, 2014 increased by $34, or 42%, to $115 as compared to $81 for the three months ended June 30, 2013 predominately due to the acquisition of Health Guru Media. Depreciation and amortization expense for the six months ended June 30, 2014 decreased by ($12), or -5%, to $225 as compared to $237 for the six months ended June 30, 2013. The decrease was primarily in amortization expense which was due to certain intangible assets reaching their maturity.

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

EBITDA for the three months ended June 30, 2014 decreased by ($3,266), to ($2,924) as compared to $342 for the three months ended June 30, 2013. EBITDA for the six months ended June 30, 2014 decreased by ($5,623), to ($5,266) as compared to $357 for the six months ended June 30, 2013. Overall the decrease in EBITDA was due to higher operating costs due to the acquisition and  as well as lower gross profit margin as described in detail above. Management reviews EBITDA on a monthly basis as it is a key business indicator and metric that is used internally.

We calculate EBITDA by taking the net income (loss) and adding back depreciation, amortization, interest expense, stock-based compensation, and taxes less interest income.

Liquidity and Capital Resources

Net cash provided by/(used in) operating activities

Net cash used in operating activities was ($2,343) for the six months ended June 30, 2014, compared to net cash provided of $1,651 for the six months ended June 30, 2013.  The decrease in cash used for the six months ended June 30, 2014 was primarily due to the net loss of ($5,976) for the six months ended June 30, 2014 compared to net income of $120 for the six months ended June 30, 2013.  The net loss was due to the added costs from the acquisition of Health Guru Media and lower gross profit margins which are described in detail above.  This net cash was offset by an increase in the collection of accounts receivable.  The increase in collections is a natural effect from having lower sales in the second quarter versus the fourth quarter.

Net cash used in investing activities

Net cash used in investing activities was $373 for the six months ended June 30, 2014, compared to $245 for the six months ended June 30, 2013.  The cash used in both periods was primarily for software development for internal use.  In 2014 and 2013, our main project was the development of the PROPEL + player, which is an ad delivery solution.

Net cash provided by/(used in) financing activities

Net cash provided by financing activities was $4,560 for the six months ended June 30, 2014, compared to ($1,369) used in financing for the six months ended June 30, 2013.  On March 26, 2014, we issued a promissory note (the “Note”) in favor of Ironbound with a principal amount of $1,000. The principal balance, together with interest, was due on the earlier of (a) April 25, 2014 and (b) the consummation by the Company of a private placement of its equity or debt securities or any other financing raising gross proceeds of at least $1,000 (either the “Maturity Date”). The Note was converted to equity in connection with our April 2014 offering.

As part of our financial strategy, Kitara Media established a credit facility with Wells Fargo Bank.  The amount of the credit line is $5,000 initially with an option to increase to $10,000 on April 30, 2015 in two equal tranches of $2,500 each.  The interest rate on the credit facility is Libor plus 4.25% with a minimum interest charge of $10 per month.  There are various financial and other covenants in the credit agreement, as amended, that we must continue to satisfy in order to be compliant with the credit facility.  With the acquisition of Health Guru Media, we inherited a receivable financing arrangement with Sterling National Bank – Factoring and Trade Finance Division.  Health Guru Media presented invoices to the Bank who then advanced it up to 60% of eligible invoices and were permitted to remain outstanding for up to 120 days of the invoice date or 60 days past due.  The Bank charged a commission rate of .35% of the gross invoice.  All debits in the account bore interest daily at a rate equal to 1.75% above prime rate as published in the Wall Street Journal. On June 18, 2014, we terminated the Sterling Bank financing arrangement and on June 30, 2014 amended the Wells Fargo credit facility to include the receivables from Health Guru Media. The ability to borrow against our accounts receivable gives us greater flexibility to grow the business by providing additional liquidity and relieving the pressure we currently have in working capital.

As reported in Note 1, Organization and Description of Business, to our unaudited interim condensed financial statements, we consummated the sale, on a private placement basis, of shares of common stock which provided proceeds from the offering of approximately $6.6 million, including the cancellation of the $1 million Note held by Ironbound that was used to make its purchase in the offering, net of approximately $400 of commissions and expenses.  We intend to use the proceeds from the sales for general working capital purposes.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2014, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective at providing reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. See the material weaknesses described in Management's Report on Internal Control over Financial Reporting below

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2013. Due to control deficiencies in several areas that are considered to be material weaknesses.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  Management identified the following material weaknesses in internal control over financial reporting as of June 30, 2014:

1.	Our board of directors has not established adequate financial reporting monitoring activities to mitigate the risk of management override, specifically:

●	a majority of our board of directors is not independent;
●	we have not established a formal Audit Committee whose function would be to provide oversight specifically as it relates to scope of activities, monitoring of results, and sufficiency of accounting principle implementation.

2.	We did not maintain sufficient segregation of duties to ensure the review process related to significant and non-routine transactions in the financial reporting process.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.  Exhibits.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Condensed consolidated financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2014, formatted in XBRL: (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Cash Flows and (iv) Notes to Unaudited Financial Statements, as blocks of text and in detail.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KITARA MEDIA CORP.

Date: August 14, 2014	By:	/s/ Robert Regular
Robert Regular
Chief Executive Officer (Principal executive officer)

Date: August 14, 2014	By:	/s/ Lisa VanPatten
Lisa VanPatten
Chief Financial Officer (Principal financial and accounting officer)

