Form 10-Q
period 2014-09-30
KITARA MEDIA CORP.
filed 2014-11-14
CIK 1350773

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 95,884,241 shares of common stock as of November 13, 2014.

KITARA MEDIA CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2014

Part I – FINANCIAL INFORMATION

Item 1 – Financial Statements

Kitara Media Corp. and Subsidiaries
Condensed Consolidated Balance Sheets
($ in thousands, except share and per share data)

	As of
	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets
Cash	$1,768	$2,478
Accounts receivable, net of allowance for doubtful accounts of $343 and $343, respectively	5,001	10,061
Prepaid expenses and other current assets	220	268
Total current assets	6,989	12,807

Property and equipment, net	1,304	910
Restricted cash	136	183
Deferred financing costs	55	74
Intangible assets	1,957	2,126
Goodwill	11,816	11,816
Total assets	$22,257	$27,916

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$2,206	$4,629
Accrued compensation	285	1,180
Short term debt	1,876	3,304
Note payable stockholder, current	100	-
Total current liabilities	4,467	9,113

Commitments and contingencies
Deferred rent	-	9
Deferred tax liability	272	272
Other liabilities	224	224
Note payable stockholder, non-current	200	302
Total liabilities	5,163	9,920

STOCKHOLDERS' EQUITY
Preferred Stock, $0.0001 par value, authorized 1,000,000 shares, none issued	-	-
Common stock, $0.0001 par value, authorized 300,000,000 shares, issued and outstanding 95,884,241 and 83,156,969, at September 30, 2014 and December 31, 2013, respectively	10	8
Additional paid-in capital	24,690	17,820
Retained earnings (accumulated deficit)	(7,606)	168
Total stockholders' equity	17,094	17,996
Total liabilities and stockholders' equity	$22,257	$27,916

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kitara Media Corp. and Subsidiaries
Condensed Consolidated Statements of Operations
($ in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$4,333	$6,586	$16,508	$17,013
Cost of revenue	3,005	4,339	13,064	11,720
Gross profit	1,328	2,247	3,444	5,293

Operating expenses
Employee expenses	1,863	1,132	6,553	3,149
Related party expenses	-	96	-	250
Other operating expenses	1,085	717	4,090	1,235
Depreciation and amortization	121	127	346	364
Total operating expenses	3,069	2,072	10,989	4,998

Operating (loss) income	(1,741)	175	(7,545)	295

Interest expense	(47)	-	(203)	-

(Loss) income before income taxes	(1,788)	175	(7,748)	295

Income taxes	(10)	-	(26)	-
Net (loss) income	$(1,798)	$175	$(7,774)	$295

Net (loss) income per common share - basic	$(0.02)	$-	$(0.09)	$0.01
Net (loss) income per common share - diluted	$(0.02)	$-	$(0.09)	$0.01
Weighted-average number of shares outstanding - basic	95,884,241	59,011,675	90,383,076	33,146,792
Weighted-average number of shares outstanding - diluted	95,884,241	59,798,904	90,383,076	33,409,201

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kitara Media Corp. and Subsidiaries
Condensed Consolidated Statement of Stockholders' Equity
($ in thousands, except share and per share data)

	Common stock		Additional Paid in	Retained Earnings (Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit)	Equity
Balance, December 31, 2013	83,156,969	$8	$17,820	$168	$17,996
Stock-based compensation - amortization of stock options	-	-	381	-	381
Private placement of common stock and warrants on April 25, 2014, including the cancellation of the $1,000 promissory note held by Ironbound	12,727,272	2	6,489	-	6,491
Net loss				(7,774)	(7,774)
Balance, September 30, 2014 (unaudited)	95,884,241	$10	$24,690	$(7,606)	$17,094

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kitara Media Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
($ in thousands)
(unaudited)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(7,774)	$295
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Depreciation and amortization	346	364
Stock-based compensation	381	34
Deferred rent amortization	(9)	(9)
Financing cost amortization	19	-
Provisions for bad debt	-	81
Loss on disposal of property and equipment	-	58
Changes in Assets and Liabilities
Accounts receivable	5,060	1,828
Prepaid expenses and other current assets	48	(54)
Accounts payable and accrued liabilities	(2,425)	(1,228)
Accrued compensation	(895)	-
Due to related party	-	(176)
Net cash (used in) provided by operating activities	(5,249)	1,193

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(571)	(466)
Refund of security deposits	47	-
Net cash used in investing activities	(524)	(466)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital distributions to members	-	(699)
Repayments under lines of credit	(12,948)	-
Borrowings under lines of credit	13,735	-
Proceeds from note payable - shareholder	1,000	-
Repayments of term loans	(2,215)	-
Proceeds from private placement, net	5,491	1,700
Cash acquired in acquisition	-	8
Repurchase of stock	-	(50)
Changes in cash overdraft from financial institution, net	-	(670)
Net cash provided by financing activities	5,063	289

Net (decrease) increase in cash	(710)	1,016
Cash at beginning of period	2,478	-
Cash at end of period	$1,768	$1,016

Supplemental disclosure to cash flow information:
Cash paid for interest	$111	$-
Cash paid for taxes	$118	$-

Supplemental disclosure of non-cash financing activities:
Shares of common stock issued in exchange for note payable - stockholder	$1,000	$-
Net assets acquired in connection with the acquisition of New York Publishing Group including the acquisition of $2,662 in short term debt (see Note 7)	$-	$2,000
Accrued working capital adjustment related to the Kitara reverse acquisition	$-	$904
Conversion of promissory notes to equity	$-	$300

The accompanying notes are an integral part of these condensed consolidated financial statements.

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

On July 1, 2013, the Company consummated the transactions contemplated by the K/N Merger Agreement. At the close of the Mergers, (i) the Kitara Signing Holder received an aggregate of 20,000,000 shares of the Company’s common stock and (ii) the NYPG Signing Holder received (a) an aggregate of 10,000,000 shares of the Company’s common stock and (b) two promissory notes (collectively, the “Closing Notes”), one in the amount of $100 being due and payable on January 1, 2014, which was subsequently refinanced and is now due and payable on January 1, 2015, and one in the amount of $200 being due and payable on January 1, 2023 to replace the existing advances from the NYPG Signing Holder to NYPG. Each of the Closing Notes accrues interest at a rate of 1% per annum, which will be due at the time the Closing Notes become due and payable. The terms of the K/N Merger Agreement provided for an adjustment to the merger consideration between the Company and Kitara Media dependent on a calculation of Kitara Media’s Closing Working Capital, as defined in the K/N Merger Agreement. The amount of this adjustment was determined to be $904 (See Note 7). Also on July 1, 2013, as a condition to closing the K/N Merger Agreement, (1) certain stockholders of the Company contributed an aggregate of 25,813,075 shares of common stock to the Company for cancellation without the payment of any additional consideration and (2) the Company sold an aggregate of 4,000,000 shares of the Company Common Stock to Ironbound Partners Fund LLC (“Ironbound”), an affiliate of Jonathan Ledecky the Company’s then Interim Chief Financial Officer and current non-executive Chairman of the Board, on a private placement basis, for an aggregate purchase price of $2,000 or $0.50 per share, of which $300 was through the conversion of outstanding promissory notes held by Ironbound. In addition, the Company repurchased 381,950 shares from a stockholder simultaneously with the closing of the Mergers. Prior to June 30, 2013, the operations of Andover Games were formally discontinued. On July 1, 2013, the financial statements of Kitara Media became the Company’s financial statements and the Company’s operations became entirely that of Kitara Media and NYPG.

For accounting purposes, the acquisition of Kitara Media was treated as an acquisition of the Company by Kitara Media and as a recapitalization of Kitara Media as the member of Kitara Media held a large percent of the Company’s shares and exercises significant influence over the operating and financial policies of the consolidated entity and the Company was a non-operating public registrant prior to the transaction. Pursuant to Accounting Standards Codification (“ASC”) 805-10-11 through 55-15, the merger or acquisition of a private operating company into a non-operating public registrant with nominal assets is considered a capital transaction in substance rather than a business combination. As a result, the condensed consolidated balance sheets, statements of operations, and statements of cash flows of Kitara Media have been retroactively updated to reflect the recapitalization.

The historical condensed consolidated financial statements of Kitara Media are now reflected as those of the Company. For accounting purposes, the acquisition of NYPG by the Company was treated as a business combination.

Kitara Media Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

($ in thousands, except share and per share data)

(unaudited)

1. Organization and Description of Business, continued

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

On October 10, 2014, the Company, entered into (i) a Unit Exchange Agreement (the “ Exchange Agreement ”) with Kitara Holdco Corp., a Delaware corporation and wholly-owned subsidiary of the Company (“ Holdco ”), Future Ads LLC, a California limited liability company (“ Future Ads ”), and the members of Future Ads (the “ Transferors ”), and (ii) an Agreement and Plan of Reorganization (the “ Reorganization Agreement ”), with Holdco, and Kitara Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Holdco (“ Merger Sub ”).

Following the consummation of the transactions contemplated by the Exchange Agreement and Reorganization Agreement (the “ Transactions ”), (i) Holdco will become a new publicly traded company, (ii) the Company and Future Ads will become wholly-owned subsidiaries of Holdco and (iii) the former members of Future Ads will own approximately 53% of the fully-diluted stock of Holdco.

The Transactions will be financed by funds managed or advised by Highbridge Principal Strategies, LLC (such funds, collectively, “ Highbridge ”), which have committed to provide up to $96,000 in debt financing to Holdco and certain of its subsidiaries (including the Company and Future Ads), subject to definitive documentation and closing conditions, as described in more detail below. See Note 8 - Subsequent Events for further discussion of the Transactions.

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

Kitara Media Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

($ in thousands, except share and per share data)

(unaudited)

2. Summary of Significant Accounting Policies, continued

Concentration of Credit Risk and Significant Customers

The Company’s concentration of credit risk includes its concentrations from key customers and vendors. The details of these significant customers and vendors are presented in the following table for the three and nine months ended September 30, 2014 and 2013;

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
The Company’s largest customers are presented below as a percentage of the Company’s aggregate:
Revenue	20.9% and 14.8% of revenue, or 35.7% of revenue in the aggregate	26.5%, 22.7% and 19.2% of revenue, or 68.4% of revenue in the aggregate	18.7%, 10.7% and 10.1% of revenue, or 39.5% of revenue in the aggregate	26.0% and 15.8% of revenue, or 41.8% of revenue in the aggregate

Accounts receivable	16.8% and 16.2% of accounts receivable, or 33.0% of accounts receivable in the aggregate	30.5%, 21.9% and 19.0% of accounts receivable, or 71.4% of accounts receivable in the aggregate	16.8% and 16.2% of accounts receivable, or 33.0% of accounts receivable in the aggregate	30.5% and 19.0% of accounts receivable, or 49.5% of accounts receivable in the aggregate

The Company’s largest vendors are presented below as a percentage of the Company’s aggregate:
Cost of revenues	30.4%, 24.6% and 19.1% of cost of revenues, or 74.1% of cost of revenues in the aggregate	50.1% of cost of revenues from one vendor	23.2%, 19.1%, 18.3% and 12.7% of cost of revenues, or 73.3% of cost of revenues in the aggregate	31.6%, 12.5% of cost of revenues, or 44.1% of cost of revenues in the aggregate

Accounts payable	32.8% and 14.7% of accounts payable, or 47.5% of accounts payable in the aggregate	39.7% of accounts payable from one vendor	32.8% and 14.7% of accounts payable, or 47.5% related to accounts payable in the aggregate	39.7% accounts payable from one vendor

Kitara Media operates in a free market bid-based environment. Customer concentration is a reflection of obtaining the highest bid.

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and accounts receivable. Cash is deposited with a limited number of financial institutions. The balances held at any one financial institution may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Accounts are insured by the FDIC up to $250. As of September 30, 2014 and December 31, 2013, the Company held cash balances in excess of federally insured limits.

Kitara Media Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

($ in thousands, except share and per share data)

(unaudited)

2. Summary of Significant Accounting Policies, continued

Concentration of Credit Risk and Significant Customers, continued

Credit is extended to customers based on an evaluation of their financial condition and other factors. The Company generally does not require collateral or other security to support accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains an allowance for doubtful accounts and sales credits.

Fair Value of Financial Instruments

ASC Topic 825 “Financial Instruments” requires that fair value be disclosed for the Company’s financial instruments. The Company’s financial instruments, including cash, accounts receivable, accounts payable, short term debt, note payables and accrued liabilities are carried at historical cost basis. At September 30, 2014 and December 31, 2013, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments. The contingent consideration related to a previous acquisition is measured at fair value on a recurring basis and adjusted accordingly.

Fair value is defined as an exit price, representing the amount that would be received upon the sale of an asset or payment to transfer a liability in an orderly transaction between market participants. Fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability.  A three-tier fair value hierarchy is used to prioritize the inputs in measuring fair value as follows:

●	Level 1: Quoted prices in active markets for identical assets or liabilities.

●	Level 2: Quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable, either directly or indirectly.

●	Level 3: Significant unobservable inputs that cannot be corroborated by market data.

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

The contingent consideration for the purchase of Gather.com consists of a five year arrangement to pay royalties to Skyword (“Skyword Royalty”). The Skyword Royalty is to be paid in quarterly installments and is based on revenues generated by the assets purchased. The Skyword Royalty is paid pursuant to the table below.

Skyword Royalty Payment Schedule	Royalty Rate Applied to Revenues for Stated Period
09/01/13 to 02/28/14	5%
03/01/14 to 8/31/14	15%
09/01/14 to 02/28/15	20%
03/01/15 to 09/15/17	25%

The royalty amount is capped and cannot exceed $2,000. At the end of the fifth year, there is a settlement provision. An amount representing $2,000 less the aggregate amount of the Skyword Royalty paid through such fifth year is deemed the “Remainder.” If (i) the Remainder is $0, then no further action is necessary, (ii) if the Remainder is greater than $0, then Health Guru Media may pay the full dollar value of the Remainder to Skyword in full satisfaction of the obligation, or, (iii) if Health Guru Media does not exercise its option to pay the remainder in full, then Health Guru Media shall select a dollar value between $0 and the Remainder (“Settlement Value”). Skyword then has the option to accept receipt of the Settlement Value in full satisfaction or (iv) Skyword pays Health Guru Media the Settlement Value and thus reclaims all assets of the Gather business.

Kitara Media Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

($ in thousands, except share and per share data)

(unaudited)

2. Summary of Significant Accounting Policies, continued

Fair Value of Financial Instruments, continued

The asset’s or liability’s fair value measurement within the fair value hierarchy is based upon the lowest level of any input that is significant to the fair value measurement.  The following table provides a summary of the assets that are measured at fair value on a recurring basis.

	Condensed Consolidated Balance Sheet	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Fair value of contingent consideration in connection with the purchase of Gather (included in other liabilities):
September 30, 2014	$224	$-	$-	$224
December 31, 2013	$224	$-	$-	$224

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

For the Nine Months Ended September 30, 2014
Beginning balance at January 1, 2014	$224
Change in fair value of contingent consideration	-
Ending balance at September 30, 2014	$224

The contingent obligation to Skyword at September 30, 2014, recorded in connection with Health Guru Media’s purchase of Gather.com in September 2012, is classified within Level 3 of the valuation hierarchy. In order to determine the fair value of the contingent obligation to Skyword, using historical performance, the Company estimates the future cash flows from the Gather.com website and then applies a discount rate of 35%.  This valuation is completed quarterly and the contingent obligation is adjusted accordingly.

Level 3 liabilities are valued using unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the derivative liabilities. For fair value measurements categorized within Level 3 of the fair value hierarchy, the Company’s Chief Financial Officer determines its valuation policies and procedures.  The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s Interim Chief Financial Officer.

Kitara Media Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

($ in thousands, except share and per share data)

(unaudited)

2. Summary of Significant Accounting Policies, continued

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

Net earnings per share

Basic net earnings per common share is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon the exercise of stock options and a warrant. The computation of diluted earnings per share excludes those with an exercise price in excess of the average market price of the Company’s common shares during the periods presented.

The computation of diluted earnings per share excludes outstanding options in periods where the exercise of such options and warrants would be anti-dilutive. For the three and nine months ended September 30, 2014, there were 8,870,000 options and warrants for the purchase of 6,363,636 shares, excluded from the computation of earnings per share because they were anti-dilutive. For the three and nine months ended September 30, 2013 there were 2,425,000 options excluded from the computation of earnings per share because they were anti-dilutive.

Kitara Media Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

($ in thousands, except share and per share data)

(unaudited)

2. Summary of Significant Accounting Policies, continued

Net earnings per share, continued

The reconciliation of the weighted average number of shares of Common Stock used in the calculation of basic and diluted earnings per common share for the three and nine months ended September 30, 2014 and 2013 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Weighted average number of shares outstanding, basic	95,884,241	59,011,675	90,383,076	33,146,792
Effect of dilutive securities, common share equivalents	-	787,229	-	262,409
Weighted average number of shares outstanding, diluted	95,884,241	59,798,904	90,383,076	33,409,201

  Recent Accounting Pronouncements

The FASB has issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This standard is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Under U.S. GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, U.S. GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. This amendment is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The adoption of this standard is not expected to have a material impact on the Company’s condensed consolidated financial position and results of operations.

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

Kitara Media Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

($ in thousands, except share and per share data)

(unaudited)

2. Summary of Significant Accounting Policies, continued

Liquidity and Going Concern

The Company will need to raise additional capital through loans or additional investments from its shareholders, officers, directors, or third parties in order to meet its cash requirements for the next twelve months. None of the shareholders, officers or directors is under any obligation to advance funds to, or to invest in, the Company. Accordingly, on a standalone basis, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses.

The Company has entered into an Exchange agreement with Future Ads, which it is seeking to close prior to the end of 2014 (as described further in Note 8 – Subsequent Events). The Company anticipates that the post-merger combined Company would have sufficient liquidity to fund operations. The closing of the merger, however, is dependent on financing provided by Highbridge. The merger financing provided by Highbridge, is subject to certain pre closing conditions. Accordingly, the Company cannot provide any assurance that the merger with Future Ads will close or that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Subsequent Events

The Company has evaluated events that occurred subsequent to September 30, 2014 through the date these financial statements were issued.  Management has concluded that no additional subsequent events required disclosure in these financial statements, except as disclosed in Note 8.

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

The credit facility, as amended, contains various financial covenants including that the Company maintain minimum liquidity (as defined in the credit facility) of $1,500 and make no more than $100 in capital expenditures in any fiscal year, other than capitalized software development costs (as defined in the credit facility), which may not be in excess of $1,200 for fiscal year 2014 and $1,000 in any subsequent fiscal year. As of September 30, 2014, the Company was in compliance with its financial covenants.  Amounts due under the credit agreement are secured by a continuing security interest in substantially all of Kitara Media’s assets and also pledges by the Company of its ownership interests in its other wholly-owned subsidiaries, Health Guru Media, NYPG and Andover Games. Outstanding advances under the Credit Agreement may not at any time exceed a Borrowing Base (as defined below) less amounts outstanding under letters of credit. The Borrowing Base is equal to 85% of eligible accounts receivable plus the lesser of 75% of eligible unbilled accounts receivable or $500 less reserves established by Lender from time to time less $500. Kitara Media shall maintain at all times minimum excess availability of not less than $500. The credit line terminates on November 1, 2016, at which time all amounts outstanding must be paid.  The facility is treated as a current liability because among other provisions, the agreement requires that the Company maintain a lockbox arrangement and contains certain subjective acceleration clauses. In addition, the bank may at its discretion, adjust the availability of the arrangement.

At September 30, 2014, the outstanding balance was $1,628, and as of December 31, 2013 the outstanding balance was $841.

In conjunction with the acquisition of Health Guru Media, the Company acquired certain debts as follows:

On June 10, 2011, Health Guru Media obtained a commitment from a lender to borrow an aggregate of $3,000. The commitment was divided into two tranches. The first tranche was for $2,000 which expired on October 1, 2014. The second tranche was for $1,000 and expires on December 1, 2014.  On January 31, 2012, Health Guru Media obtained an additional growth capital loan on its second commitment (“Tranche 3”) in the amount of $500 which expires on December 1, 2014.

Kitara Media Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

($ in thousands, except share and per share data)

(unaudited)

3. Short-Term Debt, continued

Interest is payable monthly at an annual interest rate which is a sum of the prime rate, as published by The Wall Street Journal, plus 9.75% per annum (the “Combined Interest Rate”). In no event shall the designated rate be less than 13%. At September 30, 2014, the interest rate on this debt was 13%.  As of September 30, 2014, the total balance on the notes was $247, and as of December 31, 2013 the outstanding balance was $1,383.

In June 2013, Health Guru Media secured a one (1) year receivable financing arrangement with Sterling National Bank – Factoring and Trade Finance Division (“the Bank”). Health Guru Media presented invoices to the Bank who then advanced it up to 60% of eligible invoices and could remain outstanding for up to 120 days of the invoice date or 60 days past due.  The Bank charged a commission rate of .35% of the gross invoice.  All debits in the account bore interest daily at a rate equal to 1.75% above prime rate as published in the Wall Street Journal. On June 18, 2014, in connection with the amendment of the credit and security agreement with the Lender, the Bank received payment in full of the outstanding amounts under the financing arrangement and it was thereafter immediately terminated. As of September 30, 2014 the total balance outstanding was $0, and as of December 31, 2013 the outstanding balance was $1,080.

On March 26, 2014, in consideration of amounts loaned to the Company, the Company issued a promissory note in favor of Ironbound, with a principal amount of $1,000. The principal balance, together with interest, was due on the earlier of (a) April 25, 2014 and (b) the consummation by the Company of a private placement of its equity or debt securities or any other financing raising gross proceeds of at least $1,000 (either the “Maturity Date”).  See Note 1 regarding the conversion of this note to equity.

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

Kitara Media Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

($ in thousands, except share and per share data)

(unaudited)

4. Commitments and Contingencies, continued

Legal Proceedings, continued

In December 2013, a second matter entitled Intrepid Investments, LLC v. Selling Source, LLC, Index No.: 65430912013 was filed in the Supreme Court of The State of New York County. This matter was originally limited to claims asserted by Intrepid against Selling Source regarding an earn-out calculation entered into between it and Selling Source, which calculation was confirmed by an arbitrator in November 2013. On September 11, 2014, Intrepid amended its complaint, however, to include various breach of contract claims against a variety of other defendants, including Kitara Media. The new defendants, including Kitara Media, answered this complaint on November 7, 2014 indicating that they disputed the claims asserted in the amended complaint.

Since these matters are in their early stages, it is not yet possible for the Company and its legal counsel to assess the amount or range of potential loss, if any, in the event of an unfavorable outcome.

Operating Leases

On September 29, 2014, upon the expiration of its existing lease, the Company entered into a new lease with its landlord. The new lease, which commenced on September 30, 2014, is for a total of 10,000 square feet of space and has an initial lease term of 66 months with the Company occupying the initial 7,500 square feet of space on September 30, 2014 at a monthly rent of $22 with a plan to occupy the remaining 2,500 square feet of space approximately on January 1, 2015, at an additional monthly rent of $8. Rent expense for the three months ended September 30, 2014 and 2013 was $88 and $57, respectively and $409 and $163 for the nine months ended September 30, 2014 and 2013, respectively.  Health Guru Media had a lease which was set to terminate in September 2015.  In January 2014, this lease was terminated, effective April 30, 2014, which required the payment of a termination fee of $50.

The future minimum lease payments are as follows:

For the Year Ended December 31,	Amount
2014 (three months)	$-
2015	217
2016	261
2017	265
2018	276
Thereafter	346
Total	$1,365

Kitara Media Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

($ in thousands, except share and per share data)

(unaudited)

5.  Stock-based Compensation

Stock Options

The fair value of stock options is amortized on a straight line basis over the requisite service periods of the respective awards. Stock based compensation expense related to stock options was $68 and $0 for the three months ended September 30, 2014 and 2013, respectively, and $381 and $0 for the nine months ended September 30, 2014 and 2013, respectively, and is reflected in selling, general and administrative expenses on the accompanying unaudited interim condensed consolidated statements of operations. As of September 30, 2014, the unamortized value of options was $883. As of September 30, 2014, the unamortized portion will be expensed through 2018, and the weighted average remaining amortization period was 3.1 years.

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Life In Years	Aggregate Intrinsic Value
Outstanding, January 1, 2014	9,150,000	$0.31	$0.13	4.7	$10,013
Granted	1,420,000	0.34	0.40	4.6	-
Exercised	-	-	-	-	-
Forfeited	(1,700,000)	0.31	0.22	-	-
Outstanding September 30, 2014	8,870,000	$0.31	$0.15	4.0	$3,198

Exercisable, January 1, 2014	212,500	$0.24	$0.10	4.5	$245
Vested	2,162,522	0.41	0.17	-	-
Exercised	-	-	-	-	-
Forfeited	-	-	-	-	-
Exercisable, September 30, 2014	2,375,022	$0.40	$0.17	4.1	$652

The Black-Scholes method options pricing model was used to estimate fair value as of the date of grants during the three and nine months ended September 30, 2014 using the following assumptions.

The simplified method was used to determine the expected life as set out in SEC Staff Accounting Bulletin No. 110 using the vesting term of 3 years and the contractual term of 5 years. The simplified method defines the expected life as the average of the contractual term and the vesting period.

	May 8, 2014 Option Grants	May 8, 2014 Non – Plan Option Grant
Exercise Price	$0.04	$0.60
Stock Price	$0.60	$0.60
Number of shares	670,000	750,000
Dividend Yield	0%	0%
Expected Volatility	55%	55%
Risk-free interest rate	1.63%	1.63%
Expected Life	3.75	5.0

There were no options granted during the three months ended September 30, 2014.

Kitara Media Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

($ in thousands, except share and per share data)

(unaudited)

6.  Related Party Transactions

The Company has received various accounting, human resource and information technology services from the Kitara Signing Holder, a significant shareholder of the Company. For the three months ended September 30, 2014 and 2013, the Company recorded management fees for services performed by the Kitara Signing Holder on behalf of the Company of $0 and $96, respectively. For the nine months ended September 30, 2014 and 2013, the Company recorded management fees for services performed by the Kitara Signing Holder on behalf of the Company of $0 and $250, respectively.

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

7.  Acquisition, continued

Unaudited pro forma combined financial information

The following presents the unaudited pro forma combined financial information, as if the mergers and acquisitions of NYPG and Health Guru Media had occurred as of January 1, 2013:

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Revenue	$9,533	$24,695
Net (Loss)	$(445)	$(2,733)

Net (Loss) per Common Share – Basic and Diluted	$(0.01)	$(0.03)
Weighted-Average Number of shares outstanding – Basic and Diluted	83,156,969	83,156,969

The pro forma combined results of operations are not necessarily indicative of the results of operations that actually would have occurred had the Mergers and the acquisition of Health Guru Media and NYPG been completed as of January 1, 2013, nor are they necessarily indicative of future consolidated results.

8. Subsequent Events

On October 10, 2014, the Company, entered into the Exchange Agreement with Future Ads, LLC, and Kitara Holdco Corp., a Delaware corporation and wholly owned subsidiary of the Company. Following the consummation of the transactions contemplated by the Exchange Agreement and Reorganization Agreement, the newly formed Holdco will become a new publicly traded company, Kitara and Future Ads will become wholly-owned subsidiaries of Holdco and the former members of Future Ads will own the majority of the fully-diluted stock of Holdco. Pursuant to the Exchange Agreement, immediately following the Merger and as part of a single integrated transaction, the Transferors will contribute 100% of the issued and outstanding equity interests of Future Ads to Holdco in exchange for (i) such number of shares of Holdco Common Stock that represents 53% of the fully diluted shares of Holdco Common Stock outstanding as of the closing of the transactions; (ii) $80,000 in cash; (iii) the right to receive performance-based EBITDA “earn out” payments that would enable the Transferors to receive up to an additional $40,000 in cash or stock consideration during the 2015 to 2018 fiscal years; (iv) on or prior to June 30, 2016, $10,000 in cash and/or shares of Holdco Common Stock; and (v) on or about the fourth anniversary of the Closing, $6,000 in cash. The transactions contemplated by the Exchange Agreement will only be consummated if the transactions contemplated by the Reorganization Agreement are also consummated. In addition, consummation of the transactions contemplated by the Exchange Agreement is subject to other customary closing conditions, including the receipt of all requisite antitrust approvals and the absence of any government order or other legal restraint prohibiting the transaction. The transactions will be financed by Highbridge. Highbridge has committed, subject to certain conditions, to provide $96,000 in senior secured debt financing to Holdco and certain of its subsidiaries (including the Company and Future Ads), consisting of an $81,000 term facility and a $15,000 revolving facility (no more than $7,500 of which will be funded at closing). When closed, the debt will accrue interest at three month LIBOR (but no less than 1% and no more than 3%) plus 6% in the case of the revolving facility and 9% in the case of the term facility. Interest will be payable quarterly and the term facility will have a scheduled amortization of $7,000 per annum (payable quarterly). The maturity date for the debt is four years after the closing.  Upon such maturity, Holdco is required to pay Highbridge a deferred fee of $12,500, in addition to outstanding principal and interest due on such date.

On October 10, 2014, Lisa VanPatten resigned as the Company’s Chief Financial Officer. On October 14, 2014, Howard R. Yeaton, Jr., was appointed to the position of Interim Chief Financial Officer.

On October 14, 2014, Joshua Silberstein resigned as the President and a member of the board of directors of the Company, effective as of December 31, 2014. In connection with his resignation, the Company entered into a separation agreement (the "Separation Agreement"), with Mr. Silberstein. Under the Separation Agreement, subject to certain conditions (i) the Company will pay Mr. Silberstein a bonus equal to three months of his base salary. The Company will engage Mr. Silberstein as a consultant for nine months for a monthly fee of approximately $30, subject to adjustment in certain circumstances, and (iii) at the effective time of his resignation, Mr. Silberstein's outstanding employee stock options, pursuant to which he has the right to purchase 2,500,000 shares of Kitara Common Stock, will be amended so that they survive his resignation and 250,000 of the unvested shares vest immediately, with the remainder vesting upon the achievement of certain business and financial performance goals. The Separation Agreement also contains covenants restricting Mr. Silberstein's ability to compete with the Company for one year following the effective date of his resignation.

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

On December 3, 2013, we entered into the HG Merger Agreement and simultaneously closed the transactions contemplated thereby, acquiring Health Guru Media. The financial results of operations of Health Guru Media from the date of acquisition to September 30, 2014 were consolidated into our financial statements.

On April 29, 2014, we sold a total of $7,000 of our shares of common stock (or an aggregate of 12,727,272 shares) to several accredited investors (the “Investors”), including Ironbound Partners Fund LLC, an affiliate of Jonathan Ledecky the Company’s then Interim Chief Financial Officer and current non-executive Chairman of the Board (“Ironbound”) and Robert Regular, the Company’s chief executive officer. In connection with the offering, we issued warrants to purchase an aggregate of 6,363,636 shares of common stock.  The warrants are exercisable at a price of $0.825 per share and expire on April 30, 2019. We received proceeds from the offering of approximately $6,500, including the cancellation of a $1,000 promissory note held by Ironbound that was used to make its purchase in the offering, net of approximately $500 of commissions and expenses.

On October 10, 2014, we entered into (i) a Unit Exchange Agreement (the “ Exchange Agreement ”) with Kitara Holdco Corp., a Delaware corporation and wholly-owned subsidiary of ours (“ Holdco ”), Future Ads LLC, a California limited liability company (“ Future Ads ”), and the members of Future Ads (the “ Transferors ”), and (ii) an Agreement and Plan of Reorganization (the “ Reorganization Agreement ”), with Holdco, and Kitara Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Holdco (“ Merger Sub ”).

Following the consummation of the transactions contemplated by the Exchange Agreement and Reorganization Agreement (the “ Transactions ”), (i) Holdco will become a new publicly traded company, (ii) we and Future Ads will become wholly-owned subsidiaries of Holdco and (iii) the former members of Future Ads will own approximately 53% of the fully-diluted stock of Holdco.

The Transactions will be financed by funds managed or advised by Highbridge Principal Strategies, LLC (such funds, collectively, “ Highbridge ”), which have committed to provide up to $96 million in debt financing to Holdco and certain of its subsidiaries (including our company and Future Ads), subject to definitive documentation and closing conditions, as described in more detail below. See Note 8, Subsequent Events.

Results of Operations

Revenue and Gross Margin

Consolidated revenue for the three months ended September 30, 2014 decreased by $2,253, or 34%, to $4,333 as compared to $6,586 for the three months ended September 30, 2013. Consolidated revenue for the nine months ended September 30, 2014 decreased by $505 or 3%, to $16,508 as compared to $17,013 for the nine months ended September 30, 2013. The decline in revenue for the three months was primarily due to decreases in revenue from Kitara Media of approximately $3,894, offset by revenue contributed by our acquisition of Health Guru Media of $1,788. The revenue decline is principally attributable to the increased demands and requirements from advertisers to meet new standards of ad type, location and quality from publisher traffic sources and restrictions imposed by larger search engines.

In order to meet these new demands and requirements, Kitara Media implemented new standards and policies and launched additional proprietary and third party verification tools to screen publisher inventory to exceed advertisers’ requirements. The immediate implementation of these steps eliminated significant inventory sources and had a direct effect on revenue.

Consolidated margins for the three months ended September 30, 2014 decreased by $919 or 41% to $1,328 as compared to $2,247 for the three months ended September 30, 2013.  Consolidated margins for the nine months ended September 30, 2014 decreased by $1,849 or 35% to $3,444 as compared to $5,293 for the nine months ended September 30, 2013. The decrease in margin was due to several factors in the business, including reduced bid pricing levels combined with the consistent cost of securing and maintaining quality publisher inventory. Margins were further impacted by the transition of technology during integration and deployment of new systems and methods for cost calculation, delivery and optimization.

During the nine months ended September 30, 2014, we advanced development efforts with our own proprietary video content and ad delivery solution PROPEL+. This technology can help us to leverage campaign performance data for optimization and delivery, and is directly integrated with many video advertising and digital publishing partners. Evolving an integrated Video+ Portfolio with Health Guru Media video formats and a library of premium video content, PROPEL+ combines efficient delivery and optimization into one video platform to deliver strong engagement for advertisers and high revenues for publishers, as well as improve user experience with engaging digital content. We have also implemented various monitoring and screening tools in order to provide our advertisers transparency and the highest quality traffic.

Employee Expenses

Employee expenses for the three months ended September 30, 2014 increased by $731, or 65%, to $1,863 as compared to $1,132 for the three months ended September 30, 2013. Employee expenses for the nine months ended September 30, 2014 increased by $3,404, or 108%, to $6,533 as compared to $3,149 for the nine months ended September 30, 2013. The increase for the three and nine months ended September 30, 2014 was primarily due to the increase in headcount and employee costs as it relates to the Health Guru Media acquisition which totaled $655 for the three months ended September 30, 2014 and $2,496 for the nine months ended September 30, 2014.  There was also an increase in Kitara Media’s headcount predominately in C-level staff, which in total contributed approximately $153 of the increase for the three months ended September 30, 2014 and $941 for the nine months ended September 30, 2014.  Included in the variances above, there was $68 in stock based compensation for the three months ended September 30, 2014 and $381 for the nine months ended September 30, 2014 as compared to $34 for the three and nine months ended September 30, 2013.

Related Party Expenses

Related party expenses for the three and nine months ended September 30, 2013 were $96 and $250, respectively. There were no related party expenses for the three and nine months ended September 30, 2014.

Other Operating Costs

Other operating expenses for the three months ended September 30, 2014 increased by $368, or 51%, to $1,085 as compared to $717 for the three months ended September 30, 2013.  Other operating costs for the nine months ended September 30, 2014 increased by $2,855, or 231%, to $4,090 as compared to $1,235 for the nine months ended September 30, 2013. The increase for the three and nine months ended September 30, 2014 was primarily due to the additional costs incurred in connection with Health Guru Media.  The additional operational costs related to the Health Guru Media acquisition totaled $308 for the three months and $1,302 for the nine months ended September 30, 2014.

In an effort to improve the quality of our traffic resources, we established various vendor relationships that provide tools to monitor the quality of our traffic resources as well as provide the ability to filter any traffic that does not meet our standards.  The increase in software and technical services was $196 for the three months and $882 for the nine months ended September 30, 2014. We also had higher hosting costs of $74 for the three months and $491 for the nine months ended September 30, 2014 due to the additional video traffic.

Legal and accounting costs were higher by approximately $23 and $343 for the three and nine months ended September 30, 2014 and 2013, respectively, related principally to costs incurred for public company compliance, as well as diligence and documentation in connection with the Exchange Agreement. Insurance costs were higher by approximately $6 for the three months and $74 for the nine months ended September 30, 2014 due to the higher coverage needed as a public entity. There was also an increase in bank fees of approximately $42 for the three months and $137 for the nine months ending September 30, 2014 due to the establishment of the Wells Fargo credit facility that was not in place until November 2013.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended September 30, 2014 decreased by $6, or 5%, to $121 as compared to $127 for the three months ended September 30, 2013. Depreciation and amortization expense for the nine months ended September 30, 2014 decreased by $18, or 5%, to $346 as compared to $364 for the nine months ended September 30, 2013.

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

EBITDA for the three months ended September 30, 2014 decreased by $1,888, to ($1,552) as compared to $336 for the three months ended September 30, 2013. EBITDA for the nine months ended September 30, 2014 decreased by $7,511, to ($6,818) as compared to $693 for the nine months ended September 30, 2013. Overall, the decrease in EBITDA was due to higher employee expenses and other operating costs due to our acquisition of Health Guru Media as well as an overall increase in headcount. Additionally, the Company experienced a decrease in revenue and gross profit, even after factoring in the additional 2014 revenue and gross profit contribution from the acquisition of Health Guru Media. Management reviews EBITDA on a monthly basis as it is a key business indicator and metric that is used internally.

We calculate EBITDA by taking the net loss and adding back depreciation and amortization, interest expense net of interest income, stock-based compensation and income taxes, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
EBITDA	2014	2013	2014	2013
Net income (loss) (GAAP)	$(1,798)	$175	$(7,774)	$295
Add (Subtract) the following items:
Depreciation and amortization	121	127	346	364
Interest expenses (income), net	47	-	203	-
Stock-based compensation	68	34	381	34
Income tax expense	10	-	26	-
EBITDA (Non-GAAP)	$(1,552)	$336	$(6,818)	$693

Liquidity and Capital Resources

Net cash from operating activities

Net cash used in operating activities was $5,249 for the nine months ended September 30, 2014, compared to net cash provided of $1,193 for the nine months ended September 30, 2013.  The decrease in cash used for the nine months ended September 30, 2014 was primarily due to the net loss of $7,774 for the nine months ended September 30, 2014 compared to net income of $295 for the nine months ended September 30, 2013.  The net loss was due to the added costs from the acquisition of Health Guru Media and lower gross profit margins which are described in detail above.  This net cash was offset by an increase in the collection of accounts receivable.

Net cash from investing activities

Net cash used in investing activities was $524 for the nine months ended September 30, 2014, compared to $466 for the nine months ended September 30, 2013.  The cash used in both periods was primarily for software development for internal use.  In 2014 and 2013, our main project was the development of the PROPEL + player, which is an ad delivery solution.

Net cash from financing activities

Net cash provided by financing activities was $5,063 for the nine months ended September 30, 2014, compared to $289 provided by financing for the nine months ended September 30, 2013.  On March 26, 2014, we issued a promissory note (the “Note”) in favor of Ironbound with a principal amount of $1,000. The principal balance, together with interest, was due on the earlier of (a) April 25, 2014 and (b) the consummation by the Company of a private placement of its equity or debt securities or any other financing raising gross proceeds of at least $1,000 (either the “Maturity Date”). The Note was converted to equity in connection with our April 2014 offering.

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

Private Placement

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

Liquidity and Going Concern

On a standalone basis, we will need to raise additional capital through loans or additional investments from our shareholders, officers, directors, or third parties in order to meet our cash requirements for the next twelve months. None of the shareholders, officers or directors is under any obligation to advance funds to, or to invest in us. Accordingly, on a standalone basis, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses.

We have entered into an Exchange agreement with Future Ads, which we are seeking to close prior to the end of 2014 (as described further in Note 8 – Subsequent Events). We anticipate that the post-merger combined Company would have sufficient liquidity to fund operations. The closing of the merger, however, is dependent on financing provided by Highbridge. The merger financing provided by Highbridge is subject to certain pre closing conditions. Accordingly, we cannot provide any assurance that the merger with Future Ads will close or that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern.

Off-balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements.

Seasonality

We experience seasonality in our operations.  Historically, video advertising revenue in the fourth quarter has been the highest.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and interim chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report on Form 10-Q.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on management’s evaluation, our chief executive officer and interim chief financial officer concluded that, as of September 30, 2014, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective at providing reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. See the material weaknesses described in Management's Report on Internal Control over Financial Reporting below

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2013. Due to control deficiencies in several areas that are considered to be material weaknesses.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  Management identified the following material weaknesses in internal control over financial reporting as of September 30, 2014:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.  Exhibits.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Condensed consolidated financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2014, formatted in XBRL: (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Cash Flows and (iv) Notes to Unaudited Financial Statements, as blocks of text and in detail.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KITARA MEDIA CORP.

Date: November 14, 2014	By:	/s/ Robert Regular
Robert Regular
Chief Executive Officer (Principal executive officer)

Date: November 14, 2014	By:	/s/ Howard R. Yeaton
Howard R. Yeaton
Interim Chief Financial Officer (Principal financial and accounting officer)

